Form 10QSB
period 2005-08-31
TEXADA VENTURES INC
filed 2005-11-25
CIK 1174907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended August 31, 2005

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the transition period ________ to ________

COMMISSION FILE NUMBER 000-51563

TEXADA VENTURES INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	98-0431245
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

977 Keith Road
West Vancouver, BC V7T 1M6	(604) 816-2555
(Address of principal executive offices)	(Issuer's telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 21, 2005, the Issuer had 12,146,667 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):
Yes ☐    No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended August 31, 2005 are not necessarily indicative of the results that can be expected for the year ending November 30, 2005.

As used in this Quarterly Report, the terms "we", "us", "our", and “Texada” mean Texada Ventures Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

TEXADA VENTURES INC.
(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

AUGUST 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

TEXADA VENTURES INC.
(An Exploration Stage Company)

INTERIM BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	AUGUST 31	NOVEMBER 30
	2005	2004
		(Audited)

ASSETS

Current
Cash	$35,523	$47,783
Advances to related parties	-	3,450
Accounts receivable	304	-

	$35,827	$51,233

LIABILITIES

Current
Accounts payable and accrued liabilities	$10,520	$12,579
Due to related parties	1,950	-
	12,470	12,579

STOCKHOLDERS’ EQUITY

Capital Stock
Authorized:
100,000,000 common shares with a par value of
$0.001 per share
100,000,000 preferred shares with a par value of
$0.001 per share

Issued:
12,146,667 common shares at August 31, 2005 and
12,000,000 common shares at November 30, 2004	12,147	12,000

Additional paid-in capital	118,253	114,000

Deficit Accumulated During The Exploration Stage	(107,043)	(87,346)
	23,357	38,654

	$35,827	$51,233

The accompanying notes are an integral part of these financial statements

TEXADA VENTURES INC.
(An Exploration Stage Company)

INTERIM STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
					OCTOBER 17
	THREE MONTHS ENDED		NINE MONTHS ENDED		2001 TO
	AUGUST 31		AUGUST 31		AUGUST 31
	2005	2004	2005	2004	2005

Revenue	$-	$-	$-	$-	$-

Expenses
Mineral property
acquisition payment	-	-	-	-	2,500
Professional fees	4,130	2,484	13,064	12,409	72,514
Office and sundry	825	419	5,931	3,511	9,689
Filing fees and
regulatory	813	-	813	1,426	4,604
Exploration costs	-	-	-	-	17,500
(Gain) Loss on foreign
exchange	141	-	(111)	-	236

Net Loss For The Period	$5,909	$2,903	$19,697	$17,346	$107,043

Basic And Diluted Loss
Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average
Number Of Shares
Outstanding	12,146,667	12,000,000	12,054,599	12,000,000

The accompanying notes are an integral part of these financial statements

TEXADA VENTURES INC.
(An Exploration Stage Company)

INTERIM STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			OCTOBER 17
	NINE MONTHS ENDED		2001 TO
	AUGUST 31		AUGUST 31
	2005	2004	2005

Cash Flows From Operating Activities
Net loss for the period	$(19,697)	$(17,346)	$(107,043)

Adjustments To Reconcile Net Loss To Net
Cash Used By Operating Activities
Change in accounts payable	(2,059)	1,882	10,520
Change in advances to related parties	3,450	-	-
Change in accounts receivable	(304)	-	(304)
	(18,610)	(15,464)	(96,827)

Cash Flows From Financing Activities
Issue of share capital	4,400	-	130,400
Due to related parties	1,950	-	1,950
	6,350	-	132,350

(Decrease) Increase In Cash	(12,260)	(15,464)	35,523

Cash, Beginning Of Period	47,783	63,572	-

Cash, End Of Period	$35,523	$48,108	$35,523

Cash Paid During The Period For
Interest paid	$-	$-	$-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements

TEXADA VENTURES INC.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

PERIOD FROM DATE OF INCEPTION, OCTOBER 17, 2001
TO AUGUST 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

				DEFICIT
	COMMON STOCK			ACCUMULATED
	NUMBER OF		ADDITIONAL	DURING THE
	COMMON	PAR	PAID IN	EXPLORATION
	SHARES	VALUE	CAPITAL	STAGE	TOTAL

Balance, October 17,
2001 (Date of inception)	-	$-	$-	$-	$-

Shares issued for cash at
$0.001	6,000,000	6,000	-	-	6,000
Net loss for the period	-	-	-	(4,254)	(4,254)

Balance, November 30,
2001	6,000,000	6,000	-	(4,254)	1,746

Shares issued for cash at
$0.02	6,000,000	6,000	114,000	-	120,000
Net loss for the year	-	-	-	(21,106)	(21,106)

Balance, November 30,
2002	12,000,000	12,000	114,000	(25,360)	100,640

Net loss for the year	-	-	-	(42,929)	(42,929)

Balance, November 30,
2003	12,000,000	12,000	114,000	(68,289)	57,711

Net loss for the year	-	-	-	(19,057)	(19,057)

Balance, November 30,
2004	12,000,000	12,000	114,000	(87,346)	38,654

Shares issued for cash at
$0.03	146,667	147	4,253	-	4,400
Net loss for the period	-	-	-	(19,697)	(19,697)

Balance, August 31, 2005	12,146,667	$12,147	$118,253	$(107,043)	$23,357

The accompanying notes are an integral part of these financial statements

TEXADA VENTURES INC.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

AUGUST 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This information should be read in conjunction with the Company’s financial statements and notes thereto for the fiscal year ended November 30, 2004. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the annual financial statements for the fiscal year ended November 30, 2004, has been omitted. The results of operations for the nine-month period ended August 31, 2005 are not necessarily indicative of results for the entire year ending November 30, 2005.

2.	OPERATIONS

Organization

The Company was incorporated in the State of Nevada, U.S.A., on October 17, 2001.

Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $107,043 for the period from October 17, 2001 (inception) to August 31, 2005, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

TEXADA VENTURES INC.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

AUGUST 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

	a)	Mineral Property Acquisition Payments and Exploration Costs

The Company expenses all costs related to the acquisition, maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of its exploration prospects, therefore, all costs are being expensed.

	b)	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates.

	c)	Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

		i)	monetary items at the rate prevailing at the balance sheet date;
		ii)	non-monetary items at the historical exchange rate;
		iii)	revenue and expense at the average rate in effect during the applicable accounting period.

TEXADA VENTURES INC.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

AUGUST 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	d)	Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. At August 31, 2005 and 2004, the Company has no stock equivalents that were anti-dilutive and excluded from the earnings per share computation.

4.	MINERAL PROPERTY INTEREST

Pursuant to an agreement, dated November 2, 2001, the Company acquired a 100% interest in eight mineral claims located in the Whitehorse Mining District, Yukon Territory, Canada for cash consideration of $2,500.

5.	SHARE CAPITAL

On May 21, 2005, the Company issued 146,667 common shares at a price of $0.03 per share for total gross proceeds of $4,400.

6.	RELATED PARTY TRANSACTIONS

Unless disclosed elsewhere in the financial statements, the following represents all significant balances and transactions entered into by the Company with its directors, shareholders or with companies related by virtue of common ownership or common directors:

During the period ended August 31, 2005, the Company’s director repaid advances of $3,450 (2004 – $Nil). Accounts payable as at August 31, 2005 includes $1,950 (2004 - $Nil) owing to the director for expenses incurred on the Company’s behalf.

These transactions were in the normal course of operations and were measured at the exchange amount, which represented the amount of consideration established and agreed to by the related parties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should", "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-KSB and our Current Reports on Form 8-K.

Overview

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We acquired a 100% undivided interest in a group of mineral claims located in the Wheaton River District in the Yukon Territory that we refer to as the Peek Claims. Although exploratory work on the claims conducted by prior owners has indicated some potential showings of mineralization, we are uncertain as to the reliability of these prior exploration results and thus we are uncertain as to whether a commercially viable mineral deposit exists on our mineral claims. Further exploration of these mineral claims is required before a final determination as to their viability can be made.

We conduct our business through verbal agreements with consultants and arms-length third parties. Our verbal agreement with our geologist includes his reviewing all of the results from the exploratory work performed upon the site and making recommendations based on those results in exchange for payments equal to the usual and customary rates received by geologists performing similar consulting services. Additionally, we have a verbal agreement with our outside auditors to perform requested accounting functions at their normal and customary rates. Our legal consultants provide legal services at their normal and customary rate.

Our plan of operation is to carry out exploration work on these claims in order to ascertain whether they possess commercially exploitable quantities of silver and gold. We will not be able to determine whether or not our mineral claims contain a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability.

We have not earned any revenues to date. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that a commercially viable mineral deposit exists on our mineral claims or that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs. Further exploration is required before a final evaluation as to the economic and legal feasibility is required to determine whether our mineral claims possess commercially exploitable mineral deposits of silver and gold.

Acquisition of the Peek Mineral Claims

We purchased a 100% interest in eight mineral claims known as the Peek Claims, located in Canada’s Yukon Territory, from Glen MacDonald of Vancouver, British Columbia by an agreement dated November 2, 2001 for consideration of $2,500.

The Yukon Quartz Mining Act and its regulations govern the procedures involved in the location, recording and maintenance of mineral titles in the Yukon Territory. The YQMA also governs the issuance of quartz mining licenses which are long term licenses to produce minerals. Under the YQMA, title to Yukon quartz mineral claims can only be held by individuals or Yukon corporations. Because of this regulation, Glen MacDonald is holding the mineral claim in trust for us until we can determine whether there are significant mineral reserves on our claim. If we determine that there are significant mineral reserves on our claim we will incorporate a Yukon subsidiary to hold title to the claim and Mr. MacDonald will transfer the mineral claim to the subsidiary. The transfer will be at no cost to us other than the costs associated with the incorporation of the Yukon subsidiary.

Present Condition of the Property and Current State of Exploration

We are presently proceeding with the exploration of the Peek Claims to determine whether there are commercially exploitable reserves of gold and silver or other metals. Our geologist, Mr. W. Timmins, has recommended a four phase exploration program on the Peek Claims. The first phase, which consisted of a geological review of prior exploration work on the Peek Claims was completed in the summer of 2002 at a cost of $5,000.

Phase I – Exploration Program Results

The results of our Phase I exploration program delineated three main zones of mineralization in addition to other mineralized showings that warrant additional exploration work. The three main mineralization zones identified by our geologist are described as follows: (i) the North grid, containing moderate gold-silver and silver-lead soil geochemical anomalies and include intense "spot" highs; (ii) the north end of Gold Hill which has a moderate to strong VLF-EM conductor and significant gold and silver values in quartz veins carrying galena and tetrahedrite occurring in the gully at the north end of Gold Hill and in float trains on the ridge top of Gold Hill; and (iii) the south end of Gold Hill, in which gold-silver bearing galena and tetrahedrite mineralization has been identified. Our geologist concluded that the results of Phase I warranted a further program of exploration.

Phase II – Exploration Program Results

The second phase consisting of detailed geophysical surveys utilizing new and more sensitive geophysical techniques to enhance the data that currently exists on the claims focused specifically upon the presently known areas which our consultant has indicated may host minerals. The second phase consisting of a detailed field examination and study of known mineral zones including localized geophysical surveys was completed in late 2003. We received a geological report on the results of Phase II in April, 2004.

The results of our Phase II exploration program confirmed the anomaly concerning the gold-silver bearing galena and tetrahedrite mineralization developing along the contacts on the north and south ends of Gold Hill. The anomaly was confirmed in the more detailed “vector geophysics survey” and warrants further exploration according to our geologist. Our geologist concluded that the results of Phase II confirm that the geological review which identified area warranted a further program of exploration. The report recommends further evaluation of data obtained from the detailed geophysical surveying conducted on presently known mineralized areas during Phase II, which demonstrated that these areas have a geophysical signature that could indicate an unseen depth or length extent, and further geological surveying and sampling of the same to identify and confirm targets for the Phase IV drilling.

Phase III – Exploration Program Results

From June 23 – June 27, 2005 our geologist visited the Peek Claims property to conduct testing on areas of interest indicated by the previous phase of our geological program for prospective gold-silver mineralization. New showings were located and sampled. The samples have been submitted for analysis and a summary report will be prepared upon receipt of the assay results. We expect to receive a final geologist’s report containing the assay results of Phase III and a recommendation on whether to proceed with Phase IV of our work program in late 2005 to early 2006.

In the event that we proceed with Phase IV of our exploration program, we will implement a drilling program expected to take place over a period of two weeks, which will target any mineralized zones or zones of interest identified in our Phase I, II and III exploration results. The results of any drilling will be used to assess whether further geological exploration and drilling of identified mineralized areas is warranted. The funding required for the drilling program and our ability to complete the drilling program will be dependent on the amount of funds we have available for exploration and our exploration priorities.

PLAN OF OPERATION

Our business plan is to proceed with the exploration of the Peek Claims to determine whether there are commercially exploitable reserves of gold and silver or other metals. The first phase of our exploration program, which consisted of a geological review of prior exploration work on the Peek Claims, was completed in the summer of 2002 at a cost of $5,000. Phase II of the recommended geological exploration program cost $10,000 and was completed in late 2003. Based on the results of Phase II of our exploration program, we proceeded with Phase III of our exploration program which was substantially completed during the summer exploration season of 2005. We expect to receive a final geologist’s report containing the assay results of Phase III and a recommendation on whether to proceed with Phase IV of our work program in late 2005 to early 2006.

Once we receive results from Phase III of our exploration program, we will assess whether to proceed to any further exploration phases. In making this determination, we will make an assessment as to whether the results from our exploration program are sufficiently positive to enable us to obtain the financing necessary to proceed. Mr. Timmins, our independent geologist, is expected to issue a recommendation on whether to proceed with a Phase IV drilling program based on his review of the assay results and geophysical survey data compiled from Phases III of our exploration program. Our decision to proceed to Phase IV of our exploration program will be made based on factors such as the final assay results and the recommendations of our geologist, the grades of any mineralization found, the size and extent of the mineralized zones, and the strength of metal prices in international markets. The expenditures made by us in the exploration of our mineral claim may not result in the discovery of mineral deposits. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of exploration do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for new exploration. The acquisition of additional claims will be dependent upon our possessing sufficient capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations. This assessment will include an assessment of our cash reserves after the completion of Phase III, the price of minerals and the market for financing of mineral exploration projects at the time of our assessment.

At present we have not established that minerals exist on our property of a type and in a quantity and concentration that would warrant commercial mining. There can be no assurance that commercially viable mineral deposits will be found to exist on our properties, or that we will be able to design a commercially viable process to extract the precious metals. If a significant precious metal zone can be outlined on the Peek Claims property, the Mt. Skukum milling and mining operation, located approximately 20 kilometers from the Peek Claims, would be available to act as project operator for our milling and mining requirements.

During this exploration stage, our president will only be devoting approximately five hours per week of his time to our business. We do not foresee this limited involvement as negatively impacting our company over the next twelve months as all exploratory work is being performed by our geological consultant, Mr. Timmins, who contracts with appropriately experienced parties to complete work programs. If, however, the demands of our business require more business time of Mr. Branson, such as raising additional capital or addressing unforeseen issues with regard to our exploration efforts, he is prepared to adjust his timetable to devote more time to our business. However, Mr. Branson may not be able to devote sufficient time to the management of our business, as and when needed.

We anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures over the Next Twelve Months (US$)
Professional Fees	$20,000
Office Expenses	$5,000
Mineral Exploration Expenses	$5,000
TOTAL	$30,000

Our total expenditures over the next twelve months are anticipated to be approximately $30,000, the majority of which is due to general, legal, accounting and administrative expenses associated with our becoming a reporting issuer under the Exchange Act. We do not have plans to purchase any significant equipment during the next twelve months. After the twelve month period, and in the event we decide to proceed with Phase IV of our exploration program which is estimated to cost $120,000, we will need to obtain additional financing for any operational or exploratory expenses. To date, we have expended a total of $17,500 on the first and second phases of our exploration program.

As at August 31, 2005, we had cash of $35,523. We will require additional funding in the event we proceed with Phase IV of our exploration program which is estimated to cost $120,000. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our estimated production and marketing costs. We believe that debt financing will not be an alternative for funding. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time we locate mineral reserves on our mineral claims. We presently do not have any arrangements in place for any future equity financing.

REVENUE

We intend to generate revenue through the sale and production of precious metals, including gold and silver, and/or commercial metals found on our property. In the event that the results of our geological exploration program indicate that our mineral claims contain commercially exploitable mineral deposits we intend to build a mining and milling operation that will separate the valuable precious metals, gold and silver, from the waste rock into a saleable product that will be purchased for final refining by the Canadian Mint, Handy and Harman and MidStates Refinery or other refineries that are willing to pay 98% of the precious metal content to the miner. The cost to develop the reserves by drilling is estimated to be approximately $500,000 to $2,000,000. Depending on the mining process and mining rate the cost to develop the operations and market the mineral products is estimated to cost between $5,000,000 and $25,000,000. We anticipate that funding for the sale and production of the minerals will be in the form of equity financing from the sale of our common stock.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

			Percentage
			Increase /
	At August 31, 2005	At November 30, 2004	(Decrease)
Current Assets	$35,827	$51,233	(30.1)%
Current Liabilities	12,470	12,579	(0.9)%
Working Capital (Deficit)	$23,357	$38,654	(39.6)%

Cash Flows

	Nine Months Ended	Nine Months Ended
	August 31, 2005	August 31, 2004
Cash Flows From (Used In) Operating Activities	$(18,610)	$(15,464)
Cash Flows From (Used In) Investing Activities	-	-
Cash Flows From (Used In) Financing Activities	6,350	-
Net Increase (Decrease) In Cash During Period	$(12,260)	$(15,464)

The decreases in our working capital surplus at August 31, 2005 from our year ended November 30, 2004, and the increases in our cash used during the periods ended on August 31, 2005, from the comparable periods of the preceding fiscal year are primarily a result of the increase in our professional fees related to the professional fees paid in connection with preparing and filing our Registration Statement on Form SB-2 and the amendments thereto and from the fact that we had no revenue or sources of financing during the period ended August 31, 2005.

As of August 31, 2005, we had cash on hand of $35,523. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the period ended November 30, 2004, that there is substantial doubt that we will be able to continue as a going concern.

Future Financing

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing for to fund our planned business activities.

We presently do not have any arrangements for additional financing for exploration work beyond Phase III of our exploration program, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with exploration work beyond Phase III of our exploration program.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report on Form 10-QSB have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at August 31, 2005 and for all periods presented in the attached financial statements, have been included. Interim results for the three month and nine-month period ended August 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to our interim financial statements for the period ended August 31, 2005.

Mineral Property Acquisition Payments and Exploration Costs

We expense all costs related to the acquisition, maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, we have not established the commercial feasibility of its exploration prospects; therefore, all costs are being expensed.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates.

Foreign Currency Translation

Our functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

i)	monetary items at the rate prevailing at the balance sheet date;
ii)	non-monetary items at the historical exchange rate;
iii)	revenue and expense at the average rate in effect during the applicable accounting period.

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. At August 31, 2005 and 2004, we have no stock equivalents that were anti-dilutive and excluded from the earnings per share computation.

RISKS AND UNCERTAINTIES

If we do not obtain additional financing, our business will fail.

In order for us to perform any further exploration or extensive testing we may need to obtain additional financing. As of August 31, 2005, we had cash in the amount of $35,523. We currently do not have any operations and we have no income. Our business plan calls for significant expenses in connection with the exploration of our mineral claims. We will require additional financing if further exploration programs are necessary. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete.

Because our sole executive officer does not have formal training specific to the technicalities of mineral exploration, there is a higher risk our business will fail.

Mr. Marc Branson, our sole executive officer and director, does not have formal training as geologist and lacks the technical training and experience in managing an exploration company. Additionally, Mr. Branson has never managed any company involved in starting or operating a mine. With no direct training or experience in these areas, our management may not be fully aware of many of the specific requirements related to working within this industry. Our decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to our lack of experience in this industry.

Because of the unique difficulties and uncertainties inherent in the mineral exploration business, we face a high risk of business failure.

Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

Because we anticipate our operating expenses will increase prior to our earning revenues, we may never achieve profitability.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of our mineral claims and the production of minerals thereon, if any, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we may not be able to generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Because of the speculative nature of exploration of mineral claims, there is substantial risk that no commercially exploitable minerals will be found and this business will fail.

We have just begun the initial stages of exploration of our mineral claims, and thus have no way to evaluate the likelihood that we will be able to operate the business successfully. The search for valuable minerals as a business is extremely risky. Our mineral claims may not contain commercially exploitable deposits of gold and silver. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures to be made by us in the exploration of the mineral claims may not result in the discovery of commercial quantities of ore. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

Because access to our mineral claims may be restricted by inclement weather, we may be delayed in our exploration and any future mining efforts.

Access to the Peek mineral claim may be restricted through some of the year due to weather in the area. The property is in the Yukon Territory, an area which experiences sub-arctic temperatures during much of the year. During the winter months heavy snowfall and extreme low temperatures make it difficult if not impossible to undertake work programs. As a result, any attempt to test or explore the property is largely limited to the times when weather permits such activities. Generally speaking, the most efficient time for us to conduct our work programs will be during the May to October period. These limitations can result in significant delays in exploration efforts, as well as mining and production in the event that commercial amounts of minerals are found. Such delays can have a significant negative effect on our results of operations.

Because our president has only agreed to provide his services on a part-time basis, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Mr. Branson, our president, is also a director and officer of Moto Ergonomics Ltd., a consumer electronics company. Because we are in the early stages of our business, Mr. Branson devotes approximately five hours per week to our company’s affairs. If the demands of our business require the full business time of Mr. Branson, he is prepared to adjust his timetable to devote more time to our business. However, Mr. Branson may not be able to devote sufficient time to the management of our business, as and when needed. It is possible that the demands of Mr. Branson’s other interests will increase with the result that he would no longer be able to devote sufficient time to the management of our business. Competing demands on Mr. Branson’s time may lead to a divergence between his interests and the interests of other stockholders.

Because our president, Mr. Marc Branson, owns 49% of our outstanding common stock, investors may find that corporate decisions influenced by Mr. Branson are inconsistent with the best interests of other stockholders.

Mr. Branson is our sole director and executive officer. He owns 49% of the outstanding shares of our common stock. Accordingly, he will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Branson may differ from the interests of the other stockholders. Factors which could cause the interests of Mr. Branson to differ from the interest of other stockholders include his ability to devote the time required run a mineral exploration company.

If we do not obtain clear title to our mineral claims, our business may fail.

Under Yukon law, title to Yukon quartz mineral claims can only be held by individuals or Yukon corporations. Since we are a Nevada corporation we are not legally allowed to hold claims in the Yukon. Our mineral claim is being held in trust for us by Glen MacDonald, the vendor of our Peek Claims and the recorded title holder to the Peek Claims. If we confirm significant mineral reserves exist on our mineral claim we intend to incorporate a Yukon subsidiary to hold title the mineral claim and Mr. MacDonald will transfer the claim to the subsidiary. Until we can confirm significant mineral reserves on the Peek Claims, Mr. MacDonald is holding the claims in trust for us. However, there could be situations such as the death of Mr. MacDonald that could interfere with our ability to obtain clear title to the mineral claims. If we are unable to obtain clear title to the mineral claims our business will likely fail and you will lose your entire investment in this offering.

Our independent auditor believes there is substantial doubt we can continue as a going concern.

Our independent auditor believes there is substantial doubt that we can continue as a going concern which, if true, raises substantial doubt that a purchaser of our common stock will receive a return on his or her investment. We have incurred a net loss of $107,043 for the period from October 17, 2001 (inception) to August 31, 2005, and have no sales. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral properties. If we are not able to continue as a going concern it is likely any holder of our common stock will lose his or her investment in that stock.

As we undertake exploration of our mineral claims, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program.

There are several governmental regulations that materially restrict mineral exploration or exploitation. We will be subject to the Yukon Quartz Mining Act (the “YMQA”) as we carry out our exploration program. An annual exploration expenditure of $80 per claim is required by the YQMA to maintain the claims in good standing. Alternatively an annual payment of $80 per claim in lieu of work is sanctioned by the YQMA to maintain claims in good standing. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these regulations. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying our exploration program. Our annual cost of compliance with the YQMA is presently approximately $336 per year.

If a market for our common stock does not develop, stockholders may be unable to sell their shares.

A market for our common stock may never develop. We currently plan to apply for quotation of our common stock on the over-the-counter bulletin board upon the effectiveness of the registration statement of which this prospectus forms a part. However, our shares may never be traded on the bulletin board or, if traded, a public market may not materialize. If our common stock is not traded on the bulletin board or if a public market for our common stock does not develop, investors may not be able to re-sell the shares of our common stock that they have purchased and may lose all of their investment.

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are, as of the date covered by this Quarterly Report, effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our principal executive officer and principal financial officer has determined that there have been no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We registered the resale of 146,667 shares of our common stock (the “Shares”) offered by selling stockholders of Texada at a price of $0.03 per share pursuant to a registration statement on Form SB-2 under the Securities Act of 1933 (the “Offering”). The SEC declared our registration statement on Form SB-2 (File No. 333-104543), effective at 2:00 pm (Eastern) on October 7, 2005 (the “Effective Date”). We did not sell any shares of our common stock in the Offering and therefore will not receive any proceeds from the Offering. The Offering will terminate nine months after the Effective Date. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. We are paying all expenses of the Offering. No portion of these expenses will be paid by the selling stockholders. The selling stockholders, however, will pay any other expenses incurred in selling their common stock, including any brokerage commissions or costs of sale. To date, we have expended $20,000 on the costs of the Offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended.(1)

4.1	Form of Share Certificate.(1)

10.1	Mineral Claim Purchase Agreement.(1)

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on April 15, 2003, as amended.

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended August 31, 2005. We have not filed any Current Reports on Form 8-K since August 31, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXADA VENTURES INC.

Date:	November 23, 2005	By:	/s/ Marc Branson
MARC BRANSON
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)