Form 10KSB
period 2005-11-30
TEXADA VENTURES INC
filed 2006-03-09
CIK 1174907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)

[ X ] Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the fiscal year ended November 30, 2005

[ ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the transition period from _____to _____

COMMISSION FILE NUMBER 000-51563

TEXADA VENTURES INC.
(Name of small business issuer in its charter)

NEVADA	98-0431245
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

977 Keith Road
West Vancouver, British Columbia	V7T 1M6
(Address of principal executive offices)	(Zip Code)

(604) 816-2555
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 Par Value Per Share.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

State issuer’s revenues for its most recent fiscal year: $NIL.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $184,400 based on a price of $0.03 per share, being the last sale price of the Company’s common stock as of November 30, 2005.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of February 28, 2006, the Issuer had 12,146,667 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

PART I

Certain statements contained in this Annual Report on Form 10-KSB constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-KSB. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-QSB and our current reports on Form 8-K.

As used in this Annual Report, the terms "we", "us", "our", “Texada” and the “Company” mean Texada Ventures Inc., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars unless otherwise indicated.

Glossary of Technical Terms

The following defined technical terms are used in this Annual Report:

adit	An opening driven horizontally into the side of a mountain or hill for providing access to a mineral deposit.
assay	A chemical test performed on a sample of ores or minerals to determine the amount of valuable metals contained.
breccia	Rock consisting of angular fragments in a matrix of finer-grained cementing material.
batholith	A large mass of igneous rock extending to great depth with its upper portion dome-like in shape. It has crystallized below surface, but may be exposed as a result of erosion of the overlying rock. Smaller masses of igneous rocks are known as bosses or plugs.
conglomerate	A sedimentary rock consisting of rounded, water-worn pebbles or boulders cemented into a solid mass.
diamond drill(ing)	A rotary type of rock drill in which the cutting is done by abrasion rather than percussion. The cutting bit is set with diamonds and is attached to the end of long hollow rods through which water or other fluid is pumped to the cutting face as a lubricant. The drill cuts a core of rock that is recovered in long cylindrical sections, two centimetres or more in diameter.
dore bar	The final saleable product of a gold mine. Usually consisting of gold or silver.
drift	A horizontal underground opening that follows along the length of a vein or rock formation as opposed to a crosscut which crosses the rock formation.
dyke	A long and relatively thin body of igneous rock that, while in the molten state, intruded a fissure in older rocks.
fault	A break in the Earth’s crust caused by tectonic forces which have moved the rock on one side with respect to the other; faults may extend many kilometres, or be only a few centimetres in length; similarly, the movement or displacement along the fault may vary widely.
feldspar	A group of rock-forming minerals.
felsic	The term used to describe light-coloured rocks containing feldspar, fledpathoids and silica.

fracture	A break in the rock, the opening of which affords the opportunity for entry of mineral- bearing solutions. A “cross fracture” is a minor break extending at more-or-less right angles to the direction of the principal fractures.
gneiss	A coarsely crystalline metamorphic rock that looks like granite except that the light and dark minerals are segregated into thin layers or lenses.
granite	A course-grained (intrusive) ingenious rock consisting of quartz, feldspar and mica.
granitoid	Rocks which are in the family of granites.
greenstone	Volcanic rocks forming ‘belts’ within intrusive or sedimentary rocks and which are the source of most metal deposits.
igneous	A type of rock which has been formed by the consolidation of magma, a molten substance from the earth’s core.
intrusive	A body of igneous rock formed by the consolidation of magma intruded into other rocks, in contrast to lavas, which are extruded upon the surface.
mafic	Igneous rocks composed mostly of dark iron and magnesium rich minerals.
massive	Solid (without fractures) wide (thick) rock unit.
Mesozoic	One of the eras of geologic time. It includes the Triassic, Jurassic and Cretaceous periods.
meta- sedimentary	Metamorphosed sedimentary rocks.
meta-volcanic	Metamorphosed volcanic rocks.
mill

1) A plant in which ore is treated for the recovery of valuable metals, or the concentration of valuable minerals into a smaller volume for shipment to a smelter or refinery.
2) A piece of milling equipment consisting of a revolving drum, for the fine-grinding of ores as a preparation for treatment.

mineralization	The concentration of metals and their chemical compounds within a body of rock.
modal	The most frequent value of a set of data.
ore	A mixture of minerals and gangue from which at least one metal can be extracted at a profit.
Paleozoic	Rocks that were laid down during the Paleozoic Era (between 67 and 507 million years ago).
plugs	A common name for a small offshoot from a larger batholith.
plunge	The vertical angle an ore body makes between the horizontal plane and the direction along which it extends, longitudinally to depth.
pluton	Body of rock exposed after solidification at great depth.
porphyry	Any igneous rock in which relatively large, conspicuous crystals (called phenocrysts) are set in a fine-grained groundmass.
quartz	A mineral whose composition is silicon dioxide. A crystalline form of silica.
reserve	For the purposes of this registration statement: that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves consist of:
1) Proven (Measured) Reserves. Reserves for which: (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling; and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.
2) Probable (Indicated) Reserves. Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

rhyolite	A fine-grained, extrusive igneous rock which has the same chemical composition as granite.
schist	A foliated metamorphic rock, the grains of which have a roughly parallel arrangement generally developed by shearing.
sedimentary	A type of rock which has been created by the deposition of solids from a liquid.
shear	The deformation of rocks by lateral movement along innumerable parallel planes, generally resulting from pressure.
silt	Muddy deposits of fine sediment usually found on the bottoms of lakes.
stockpile	Broken ore heaped on surface, pending treatment or shipment.
structural	Pertaining to geologic structure.
Triassic	The system of strata that was deposited between 210 and 250 million years before the present time.
tuff	A rock formed of compacted volcanic fragments.
vein	An occurrence of ore with an irregular development in length, width and depth usually from an intrusion of igneous rock.
volcanics	Volcanically formed rocks.

ITEM 1. DESCRIPTION OF BUSINESS.

CORPORATE BACKGROUND

We were incorporated on October 17, 2001, under the laws of the State of Nevada. Our principal offices are located at 977 Keith Road, West Vancouver, British Columbia, Canada V7T 1M6. Our phone number is (604) 816-2555. Our facsimile number is (604) 921-1724.

OUR BUSINESS

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We have acquired a 100% undivided interest in a group of mineral claims located in the Wheaton River District in the Yukon Territory that we refer to as the Peek Claims. Although exploratory work on the claims conducted by prior owners has indicated some potential showings of mineralization, we are uncertain as to the reliability of these prior exploration results and thus we are uncertain as to whether a commercially viable mineral deposit exists on our mineral claims. Further exploration of these mineral claims is required before a final determination as to their viability can be made.

We have not earned any revenues to date. Our plan of operation is to carry out exploration work on these claims in order to ascertain whether they possess commercially exploitable quantities of silver and gold. We do not anticipate earning revenues until such time as we enter into commercial production of minerals. We are presently in the exploration stage of our business and we can provide no assurance that a commercially viable mineral deposits exists on our claims or that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs. We will not be able to determine whether or not our mineral claims contain a commercially exploitable silver and gold deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability. See “Item 6. Management’s Discussion and Analysis or Plan of Operation – Plan of Operation”.

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

RECENT CORPORATE DEVELOPMENTS

The following other significant corporate developments occurred during our fiscal year ended November 30, 2005:

1.

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

2.

We substantially completed Phase III of our exploration program in June 2005. From June 23 – June 27, 2005 our geologist visited the Peek Claims property to conduct testing on areas of interest indicated by the previous phase of our geological program for prospective gold-silver mineralization. New showings were located and sampled. The samples have been submitted for analysis and a summary report will be prepared upon receipt of the assay results. We expect to receive a final geologist’s report containing the assay results of Phase III and a recommendation on whether to proceed with Phase IV of our work program in early to mid 2006.

3.

Phase II of our exploration program was completed in December 2003 at a cost of $10,000. The results confirmed the anomaly concerning the gold-silver bearing galena and tetrahedrite mineralization developing along the contacts on the north and south ends of Gold Hill. We received a geological evaluation report on the results of Phase II of our exploration program in April, 2004. The geological report recommended a further geological exploration program on the mineral claims

4.

Phase I of our geological exploration program was completed in August 2002 at a cost of $5,000. The first phase consisted of a geological surveying and a review of prior exploration work on the Peek Claims. The results of Phase I delineated three main zones of mineralization in addition to other mineralized showings that warrant additional exploration work.

RECOMMENDATION OF GEOLOGICAL REPORT AND GEOLOGICAL EXPLORATION PROGRAM

In June 2002, we hired Mr. W. Timmins, P.Eng to provide an initial Geological Report on the Peek Claims. Mr. Timmins has 39 years experience as a consulting geologist. He graduated from the Provincial Institute of Mining in Haileybury, Ontario, Canada in 1956 and attended Michigan Technological University from 1962 to 1965. He has been a licensed professional Engineer (Geology) in British Columbia since 1969. The purpose of this report was to evaluate the area of the claim group, and the prior exploration work conducted on the claims, and to recommend an exploration program. This review was based upon previous explorations performed on the Peek Claims including soil geochemical and electromagnetic surveys, geological mapping, bulldozer and blast trenching and underground drifting. Mr. Timmins is familiar with the Peek Claims having consulted on exploration programs conducted there during the 1980's and visited the property in 1999 and 2001.

Based upon conclusions in Mr. Timmins’ report, we believe that the Peek Claims may have the potential to host minerals based on earlier geological surveys and sampling.

The first phase of our geological exploration program was completed in the summer of 2002 at a cost of $5,000. The first phase consisted of a geological surveying and a review of prior exploration work on the Peek Claims. The second phase of our exploration program was completed in late 2003 at a cost of $10,000. The second phase consisted of more detailed geophysical surveys utilizing more sensitive geophysical techniques to enhance the data that currently exists on the claims and focused specifically upon the presently known mineralized areas.

We received a geological evaluation report on the results of Phase II of our exploration program in April, 2004. The geological report gives conclusions regarding potential mineralization of the mineral claim, discussed below, and recommended a further geological exploration program on the mineral claims. In his geological report, Mr. Timmins, recommended that a four phase exploration program, at an estimated cost of $140,000, be undertaken on the property to assess its potential to host high grade gold mineralization within quartz and sulphide veins. The four phase program consists of the following:

Phase	Exploration Program	Status	Cost
Phase I	Compilation of previous exploration data, and geological analysis of the data.	Completed in August, 2002.	$5,000
Phase II	Detailed field examination and study of known mineral zones including localized geophysical surveys.	Completed in December, 2003.	$10,000
Phase III	Detailed field examination of potential exploration sites, including geological mapping, localized geophysical surveys and sampling using the knowledge obtained from the known exploration areas.	Substantially completed in June, 2005. Awaiting Assay Results.	$5,000
Phase IV	Test diamond drilling (to 1,200 metres) of the targets delineated within the potential exploration sites.	To be commenced in 2006 subject to the results of Phase III.	$120,000

Based upon the results of Phase I and Phase II of our geological exploration program, Mr. Timmins recommended a further Phase III program of geological mapping, geophysical surveying and sampling, to select targets for the Phase IV drilling program consisting of 1,200 metres (approximately 3,936 feet) of diamond drilling if the results of Phase III warrant additional exploration. A Phase IV drilling program will be dependent upon a number of factors such as the geologists’ recommendations based upon previous phases and our available funds. To date, Mr. Timmins has received a total of $17,500 in connection with the completion of the first and second phases of our exploration program. See “Present Condition of the Property and Current State of Exploration” below.

The projected costs of our exploration program include provision for mobilization and support costs. Mr. Timmins will issue a recommendation on whether to proceed with a phase IV drilling program based on his review of the assay results and geophysical survey data compiled from Phases I, II and III of our exploration program. The expenditures made by us in the exploration of our mineral claim may not result in the discovery of mineral deposits. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of exploration do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for new exploration. The acquisition of additional claims will be dependent upon our possessing sufficient capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations.

In the event that we proceed with Phase IV of our exploration program, we intend to implement a drilling program which will target any mineralized zones or zones of interest identified in our Phase I, Phase II and Phase III exploration results. The results of any drilling will be used to assess whether further geological exploration and drilling of identified mineralized areas is warranted. The funding required for the drilling program and our ability to complete the drilling program is expected to be dependent on the amount of funds we have available for exploration and our exploration priorities. Completion of our planned Phase IV drilling program is estimated to cost $120,000 and is expected to include the following:

(a)

Hiring of local contractors familiar with the mining region and drill conditions to perform the drilling operations and supply the drill and all other equipment and drill technicians required to perform the drilling operations;

(b)	Oversight of drilling program by a Professional Mining Engineer or Certified Geologist;

(c)	Outside laboratory analysis, particularly for prospective lode gold;

(d)	In-house and external review of results, including any feasibility studies; and

(e)	Hiring of lab technicians.

The primary expenses related to the drilling program are expected to be labor and contract costs, including transportation and on site support.

The drilling procedure for Phase IV is expected to be as follows:

(1)	The drill is set up in a self-contained and completely enclosed module with an opening for the drill rods to be put through to contact the ground.

(2)	The drill is set up in a self-contained and completely enclosed module with an opening for the drill rods to be put through to contact the ground.

(3)	A drill bit with industrial diamonds imbedded is fitted to the ground contact end of the drill rods.

(4)

The drill bit is turned at a very fast speed with pressure on it and it cuts through the overburden until it reaches solid rock. In most cases, casing (a larger diameter drill rod) is put down between the drill set up and the solid rock.

(5)

Drilling proceeds with the hollow drill bit cutting through the rock capturing a solid core of rock that is brought to surface by a wire line attached to the core barrel (a smaller diameter drill rod that fits in side the main drill rods), where it is analyzed by a geologist.

(6)	The drill bit cuts a hole that is between 2 to 5 inches in diameter depending on the type of drilling being undertaken and the rock conditions.

(7)	Core samples will be initially inspected on site and then transported to a facility for additional analysis.

The number of personnel involved in the drilling is expected to be four drilling personnel and/or a foreman and geologist. All personnel are expected to be contract employees. The geologist is expected to be the onsite technical person who will be able to evaluate and direct the program. We believe these types of contract employees are readily available if needed.

The results of our Phase IV drilling program, in the event that we proceed with Phase IV, will be used to provide key information for any subsequent mining and development work to be completed. In addition, results are expected to be used to form the basis for additional geological exploration work to be completed by us.

REVENUE MODEL

We intend to generate revenue through the sale and production of precious metals, including gold and silver, and/or commercial metals found on our property. In the event that the results of our geological exploration program indicate that our mineral claims contain commercially exploitable mineral deposits, we intend to build a mining and milling operation that will separate the valuable precious metals, gold and silver, from the waste rock into a saleable product that will be purchased for final refining by the Canadian Mint, Handy and Harman and MidStates Refinery or other refineries that are willing to pay 98% of the precious metal content to the miner. The cost to develop the reserves by drilling is estimated to be approximately $500,000 to $2,000,000. Depending on the mining process and mining rate the cost to develop the operations and market the mineral products is estimated to cost between $5,000,000 and $25,000,000. We anticipate that funding for the sale and production of the minerals will be in the form of equity financing from the sale of our common stock.

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

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the Yukon Territory. In addition, if we progress to the production phase, production of minerals in the Yukon Territory will require prior approval of applicable governmental regulatory agencies. We cannot be certain that such approvals will be obtained. The cost and delay involved in attempting to obtain such approvals cannot be known in advance.

The main agency that governs the exploration of minerals in the Yukon Territory, Canada, is the Minerals Management Branch of the Yukon Department of Energy Mines and Resources. The Minerals Management Branch manages the development of the Yukon Territory’s mineral resources, and implements policies and programs respecting their development while protecting the environment. In addition, the Minerals Management Branch regulates and inspects the exploration and mineral production industries in the Yukon Territory to protect workers, the public and the environment.

The material legislation applicable to us and our subsidiary is the Yukon Quartz Mining Act (the “YQMA”), administered by the Minerals Management Branch. The YQMA and its regulations govern the procedures involved in the location, recording and maintenance of mineral titles in the Yukon Territory. The YQMA also governs the issuance of quartz mining licenses which are long term licenses to produce minerals. Under the YQMA, the grant of a quartz mineral claim entitles the holder to an interest in the land subject to the mineral claim and, more specifically, entitles the holder thereof to enter, locate, prospect and mine for minerals on any vacant territorial lands in the Yukon Territory and any lands in the Yukon Territory where the right to enter, prospect and mine for minerals is reserved for the Government of the Yukon Territory. The Government of the Yukon Territory retains freehold ownership of the land which is subject to the mineral claims.

All mineral exploration activities carried out on a mineral claim or mining lease in the Yukon must be in compliance with the Yukon Quartz Mining Land Use Regulations (the “Yukon Regulations”). The Yukon Regulations apply to all mines during exploration, development, construction, production, closure, reclamation and abandonment. Also, the Yukon Regulations contain standards for exploration activities including construction and maintenance, site preparation, drilling, trenching and work in and about a water body. An annual exploration expenditure of $80 per claim is required by the YQMA to maintain the claims in good standing. Alternatively an annual payment of $80 per claim in lieu of work is sanctioned by the YQMA to maintain claims in good standing. Our annual cost of compliance with the YQMA is presently approximately $336 per year.

Additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration program.

We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused, i.e. refilling trenches after sampling or cleaning up fuel spills. Our Phase I and II programs do not require any reclamation or remediation because of the minimal disturbance to the ground. The amount of these costs is not known at this time as we do not know the extent of the exploration program we will undertake, beyond completion of the recommended two phases described above, or if we will enter into production on the property. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on our earnings or competitive position in the event a potentially-economic deposit is discovered. We obtained funds to undertake Phase II of our plan of operation for the Peek Claims through private placement financings of our common shares. We expect to continue to finance our plan of operations through equity financings.

COMPETITION

We are an exploration stage company. We compete with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration and development companies with whom we compete have greater financial and technical resources than us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

EMPLOYEES

We have no employees as of the date of this annual report other than our sole officer. We conduct our business largely through agreements with consultants and arms-length third parties.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research or development expenditures since our incorporation.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patent or trademark.

ITEM 2. DESCRIPTION OF PROPERTY.

We purchased a 100% interest in eight mineral claims known as the Peek Claims, located in the Yukon Territory, Canada, from Glen MacDonald of Vancouver, British Columbia by an agreement dated November 2, 2001 for consideration of $2,500. We do not own any property other than our interest in the Peek Claims. Our sole director and officer currently provides office space in his home at 977 Keith Road, West Vancouver, British Columbia, Canada V7T 1M6 at no cost to us.

PEEK MINERAL CLAIMS

Acquisition of the Peek Mineral Claims

We purchased a 100% interest in eight mineral claims known as the Peek Claims, located in Canada’s Yukon Territory, from Glen MacDonald of Vancouver, British Columbia by an agreement dated November 2, 2001 for consideration of $2,500. At the time of the acquisition of the Peek Claims, we were seeking a potential high-grade gold/silver project. There was at the time an extensive technical file available detailing the history of exploration on the Peek Claims property. We also considered the existence of a nearby milling plant as advantageous. Mr. Timmins, P.Eng. and Mr. Laurie Stephenson, P.Eng. were involved in assisting us in the selection process.

The YQMA and its regulations govern the procedures involved in the location, recording and maintenance of mineral titles in the Yukon Territory. The YQMA also governs the issuance of quartz mining licenses which are long term licenses to produce minerals. Under the YQMA, title to Yukon quartz mineral claims can only be held by individuals or Yukon corporations. Because of this regulation, Glen MacDonald is holding the mineral claim in trust for us until we can determine whether there are significant mineral reserves on our claim. If we determine that there are significant mineral reserves on our claim we will incorporate a Yukon subsidiary to hold title to the claim and Mr. MacDonald will transfer the mineral claim to the subsidiary. The transfer will be at no cost to us other than the costs associated with the incorporation of the Yukon subsidiary.

The source for the geological data under the headings “Location, Infrastructure and Access”, “Physiography, Climate and Vegetation”, “History of Exploration”, “Property Geology and Mineralization”, “Rock Formation” and “Geological Report” is the June, 2002 and April, 2004, geological reports entitled “Geological Report on the Wheaton River Property (Peek 1-8 Mineral Claims; YC19158-YC19165) prepared by our consulting geologist, W.G. Timmins.

Location, Infrastructure and Access

The Peek Claims cover a broad northwest trending ridge south of Pugh Peak (referred to locally as "Gold Hill"), extending from the Wheaton River to Hodnett Lakes. The property lies 40 km south of Whitehorse, the capital of the Yukon Territory, at geographical coordinates 60 16'N latitude, 135 06'W longitude, see Figure 1 below.

Whitehorse is a modern city with a population of 25,000, with most services available for conducting mineral exploration. Daily scheduled flights link the city with Vancouver, British Columbia, Edmonton, Alberta and Fairbanks, Alaska.

The Peek Claims are accessible via an all-weather gravel and paved government-maintained road system which includes a tidewater port road link to Skagway, Alaska. The claims are linked by a secondary road with the Mt. Skukum gold mill approximately 12.4 miles away.

The Mount Skukum gold mill is a modern gold silver production facility that is capable of producing both dore bars and metal concentrates depending on the type of ore being processed. The mill is currently idle.

The Alaska and Klondike Highways, and the Wheaton River-Mount Skukum all-season gravel road provide access to the area. A four-wheel drive road follows Thompson Creek from the Wheaton Road to the property. Presently access to the Peek Claims is on foot, by all terrain vehicles or by helicopter because the road is closed by a slide. Further exploration of the property would require approximately $2,000 of road construction work to make the road accessible. We intend to initiate road construction work to make the road accessible prior to commencing Phase IV of our recommended exploration program. The Phase IV drilling program may only proceed if the results of Phases I, II and III of our exploration program warrant additional exploration.

Power sources for the Peek Claims property presently consist of portable generators brought onto the property.

Physiography, Climate and Vegetation

The Wheaton River district lies in the Boundary Ranges of the Coast Mountains, a rolling uplands area featuring prominent peaks and steep-walled stream and river valleys. Glacial action has modified major river valleys to deep U-shaped drainages with terrace and outwash deposits. Topographically, the area becomes progressively more severe to the southwest, culminating in 1.55 mile mountains and ice fields at the headwaters of the Wheaton and Watson Rivers.

A maximum elevation of 6,069 feet is reached on the Peek claims while the lowest lying feature nearby is Wheaton River at 2,900 feet. The claims cover a barren northwest-trending ridge extending from the Wheaton River to Hodnett Lakes. Outcrop is common on steep slopes descending from the rounded ridge top. The effects of local alpine glaciation are evident on the northern side of Pugh Peak, where cirques and tarns are present. The upland portion of Gold Hill is a rolling grassy plain type of environment with outcrop of less than 5%. Consequently most of the geological interpretation is based upon bulldozer trenches to expose bedrock at depths of 6.56 to16.40 feet.

Southwestern Yukon has a dry sub-arctic climate, locally modified by the Pacific Ocean. Summer temperatures average 12°C and annual precipitation totals 15.74 inches. The exploration season lasts from May until October.

Vegetation in the upland consists of dwarf grasses, moss and lichen. Timber is restricted to the main valleys at elevations below 3,936 feet.

History of Exploration

The Peek Claims property has been progressively explored since 1983 with work to date including road construction, bulldozer trenching, grid controlled geophysical, geochemical, and geological surveying and prospecting.

The Wheaton River/Lake Bennett district was first explored by prospectors traveling along the major lakes and rivers of southwestern Yukon in the early 1890's. More intensive exploration began in 1906 after the discovery of free gold and gold-silver tellurides on Gold Hill. Wagon roads were built along the Wheaton River, Thompson Creek and Stevens Creek to provide access to numerous adits and pits on Mount Anderson. Limited mining of high grade gold and silver bearing ore occurred on the Gold Reef vein at the northeastern end of Gold Hill and on the Becker-Cochran (Whirlwind) property on the west face of Mount Anderson.

From the mid-1920's to the late 1960's, little exploration of significance took place. By the 1970's, many of the old showings were restaked as an increase in the value of base and precious metals rekindled the interest of prospectors and mining companies in the area. The Venus and Arctic mines again operated on Montana Mountain between 1969 to 1971. The Venus Mine was again rehabilitated during 1980 to 1981 and a new mill was installed at the southern end of Windy Arm, but no ore was processed.

On the area covered by the Peek Claims, recent exploration started in 1984 to 1985 when the Wheaton River Joint Venture performed prospecting, grid development, mapping, geochemical and geophysical surveys, bulldozer trenching and road building. Mineralized quartz veins and stockworks were discovered in several locations along a five kilometre long ridge on the claim property. The property was owned by the Wheaton River Syndicate from 1983 to 1986.

During 1987 and 1988 Ranger Pacific Minerals Ltd. and others conducted additional geochemical and geophysical surveys. Also, blast trenching work was undertaken to better define target zones previously identified and to further explore the property. The Peek Claims property was owned by Ranger Pacific Minerals Ltd. from 1987 to 1990.

During the period from 1991 to 2001, the property was owned by Glen MacDonald of Vancouver, British Columbia. From 1991 to 2001 exploration work on the property has included bulldozer trenching, road construction, geological mapping and prospecting. Exploration work conducted from 1984 to 1998 covered most of the Gold Hill area, including but not limited to, the area of the Peek Claims.

In 2001, we purchased a 100% interest in the Peek Claims from Glen MacDonald by way of a purchase agreement dated November 2, 2001.

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

Mineralization

Precious metal values to date have occurred on the Peek Claims in two types of quartz veins: (i) quartz veins up to 6.5 feet wide in granite and meta-sedimentary/metavolcanic rocks, and (ii) narrow quartz and/or quartz-calcite veins in limestones, quartzites and schists; and silver occurs disseminated in siliceous pyritic schist.

Quartz veins in the first group have a general northwest orientation and are continuous over long distances. The Gold Reef vein on the northwest end of Gold Hill is considered a typical example, and has been traced by underground workings, and surface pits for over 984 feet where the average width has been 5 feet.

Quartz and quartz-calcite veins appear less continuous and have more random orientations. They are generally spatially related to Eocene intrusive rocks.

Alteration and accessory minerals present around the vein systems include clays (kaolinite, alunite) black and green chalcedonic breccias, fluorite, barite, pyrite and hematite. Carbonatization is common in andesitic rocks near veins, and carbonatization and massive chloritization are present in the shear zones in andesitic rocks.

Mineralization on the Peek Claims occurs as either of the following veins and siliceous stockworks:

1.

Epithermal gold-silver veins associated with northeast-trending normal faults hosted with bi-modal calc-alkaline andesitic volcanics of the Skukum Group and associated with Eocene rhyolite porphyry dykes outside the volcanic complex.

2.

Gold-silver and telluride bearing quartz veins spatially related to the "Tally-Ho Shear Zone", sheared and chloritized mafic volcanic rocks and nearby sheared or unsheared granitic rocks and Jurassic Laberge Group arkosic sedimentary rocks.

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

Peek Claim Status

The Peek claims are located in the Whitehorse Mining District of Yukon Territory. The property consists of eight claims as detailed in Table 1 below. Claims such as these are administered under the provisions of the YQMA by the supervising mining recorder located in Whitehorse. An annual exploration expenditure of $80 per claim is required by the YQMA to maintain the claims in good standing. Alternatively an annual payment of $80 per claim in lieu of work is sanctioned by the YQMA to maintain claims in good standing. Our annual cost of compliance with the YQMA is presently approximately $336 per year.

Table 1 - Claim Status

Claim Name	Grant Numbers	Current Expiry Date
PEEK 1-8	YC 19158 – 165	August 19, 2005

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

No Public Market for Common Stock

There is presently no public market for our common stock. We are presently applying for trading of our common stock on the OTC Bulletin Board. However, we can provide no assurance that our shares will be traded on the OTC Bulletin Board or, if traded, that a public market will materialize.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the SEC, which: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form as the SEC requires by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer: (a) with bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

Holders of Common Stock

As of February 28, 2006, we had fifty seven (57) stockholders of record holding 12,146,667 of our issued and outstanding shares of common stock.

Dividends

We have not declared any dividends on our common stock since our inception. There are no dividend restrictions that limit our ability to pay dividends on our common stock in our Articles of Incorporation or bylaws. Chapter 78 of the Nevada Revised Statutes (the “NRS”), does provide certain limitations on our ability to declare dividends. Section 78.288 of Chapter 78 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

(a)	we would not be able to pay our debts as they become due in the usual course of business; or

(b)	except as may be allowed by our Articles of Incorporation, our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders who may have preferential rights and whose preferential rights are superior to those receiving the distribution.

Recent Sales Of Unregistered Securities

We have not completed any sales of securities without registration pursuant to the Securities Act of 1933 during the fiscal year ended November 30, 2005 that have not been reported on our Quarterly Reports on Form 10-QSB during the year.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

As at February 28, 2006, we had cash of $7,831. We do not expect our business to achieve profitability in the near future as we expect to continue to incur substantial product development, marketing and operating expenses. We will require additional funding in the event we proceed with Phase IV of our exploration program which is estimated to cost $120,000. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our estimated production and marketing costs. We believe that debt financing will not be an alternative for funding. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time we locate mineral reserves on our mineral claims. We presently do not have any arrangements in place for any future equity financing.

Currently, we do not have any financing arrangements in place and there is no assurance that we will be able to obtain sufficient financing in order to proceed beyond Phase III of our exploration program. If we do not obtain the necessary financing, then our plan of operation will be scaled back according to the amount of funds available. The inability to raise the necessary financing will severely restrict our ability to continue exploration programs as necessary.

RESULTS OF OPERATIONS

Summary
	Year Ended November 30
			Percentage
	2005	2004	Increase / (Decrease)
Revenue	--	--	N/A
General and Administrative Expenses	$26,580	$19,057	39%
Net Comprehensive Loss	$26,580	$19,057	39%

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

General and Administrative Expenses

Our general and administrative expenses for the years ended November 30, 2005 and November 30, 2004 consisted of the following:

	Year Ended November 30
	2005	2004	Percentage Increase / (Decrease)
Amortization expense	$80	$-	N/A
Exploration costs	-	-	N/A
Filing fees and regulatory	1,029	1,731	(40.6)%
(Gain) Loss on foreign exchange	(60)	347	(117.3)%
Mineral property acquisition payment	-	-	N/A
Mineral property option payments	850	-	N/A
Office and sundry	6,420	81	7,825.9%
Professional fees	18,261	16,898	8%
Total General and Administrative Expenses	$26,580	$19,057	39%

Our general and administrative expenses for the year ended November 30, 2005 were greater than our general and administrative expenses for the same period in 2004, primarily due to the fact that there was an increase in office expenses during the last fiscal year and a marginal increase in professional fees from $16,898 during the year ended November 30, 2004 to $18,261 during the comparative period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
	At November 30, 2005	At November 30, 2004	Percentage Increase / (Decrease)
Current Assets	$24,962	$51,233	(51.3)%
Current Liabilities	11,281	12,579	(10.4)%
Working Capital (Deficit)	$13,681	$38,654	(64.7)%

Cash Flows
		Year Ended November 30
		2005	2004
Cash Flows Used In Operating Activities		$(26,848)	$(15,789)
Cash Flows Used In Investing Activities		(2,873)	-
Cash Flows Provided By Financing Activities		4,400	-
Net Increase (Decrease) In Cash During Period		$(25,321)	$(15,789)

As at February 28, 2006, we had cash of $7,831 and pre-paid expenses of $2,500. The decreases in our working capital surplus at November 30, 2005 from our year ended November 30, 2004, and the decreases in our cash used during the periods ended on November 30, 2005, from the comparable periods of the preceding fiscal year are primarily a result of the increase in our professional fees paid in connection with preparing and filing our Registration Statement on Form SB-2 and the amendments thereto and from the fact that we had no revenue or sources of financing during the period ended November 30, 2005.

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

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 2 to the audited financial statements included in this Annual Report.

Exploration Stage Enterprise

The Company’s financial statements are prepared using the accrual method of accounting and according to the provisions of Statement of Financial Accounting Standards No. 7 (“SFAS 7”), “Accounting and Reporting for Development Stage Enterprises”, as it devotes substantially all of its efforts to acquiring and exploring mineral properties. Until such properties are acquired and developed, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the exploration stage.

Mineral Property Acquisition Payments and Exploration Costs

The Company follows a policy of expensing exploration expenditures until a production decision is made in respect of the project and the Company is reasonably assured that it will receive regulatory approval to permit mining operations which may include the receipt of a legally binding project approval certificate.

Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that the Company will continue exploration on such project. The Company does not set a pre-determined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

If an area of interest is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the year of abandonment or determination of value. The amounts recorded as mineral leases and claims represent costs to date and do not necessarily reflect present or future values.

The Company’s exploration activities and proposed mine development are subject to various laws and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations.

The accumulated costs of properties that are developed on the stage of commercial production will be amortized to operations through unit-of-production depletion.

Impaired Asset Policy

The Company periodically reviews its long-lived assets when applicable to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable, pursuant to guidance established in Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-lived Assets”. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. If impairment is deemed to exist, the assets will be written down to fair value.

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
ii) non-monetary items at the historical exchange rate; and
iii) revenue and expense at the average rate in effect during the applicable accounting period.

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. At November 30, 2005 and 2004, we have no stock equivalents that were anti-dilutive and excluded from the earnings per share computation.

Environmental Protection and Reclamation Costs

The operations of the Company have been, and may in the future be affected from time to time in varying degrees by changes in environmental regulations, including those for future removal and site restorations costs. Both the likelihood of new regulations and their overall effect upon the Company may vary from region to region and are not predictable.

Environmental expenditures that relate to ongoing environmental and reclamation programs are charged against statements of operations as incurred or capitalized and amortized depending upon their future economic benefits. The Company does not currently anticipate any material capital expenditures for environmental control facilities because its property holding is at an early stage of exploration.

RISKS AND UNCERTAINTIES

We have yet to attain profitable operations and because we will need additional financing to fund our exploration activities, our accountants believe there is substantial doubt about our ability to continue as a going concern.

We have incurred a net loss of $113,926 for the period from October 17, 2001 (inception) to November 30, 2005, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern.

If we do not obtain additional financing, our business will fail.

In order for us to perform any further exploration or extensive testing we may need to obtain additional financing. As at February 28, 2006, we had cash of $7,831. We currently do not have any income. Our business plan calls for significant expenses in connection with the exploration of our mineral claims. We will require additional financing if further exploration programs are necessary. We will require additional financing to sustain our business operations if we are not successful in earning revenues once our exploration is complete.

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

Access to the Peek mineral claim may be restricted through some of the year due to weather in the area. The property is in the Yukon Territory, an area which experiences sub-arctic temperatures during much of the year. During the winter months, heavy snowfall and extreme low temperatures make it difficult if not impossible to undertake work programs. As a result, any attempt to test or explore the property is largely limited to the times when weather permits such activities. Generally speaking, the most efficient time for us to conduct our work programs will be during the May to October period. These limitations can result in significant delays in exploration efforts, as well as mining and production in the event that commercial amounts of minerals are found. Such delays can have a significant negative effect on our results of operations.

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

Under Yukon law, title to Yukon quartz mineral claims can only be held by individuals or Yukon corporations. Since we are a Nevada corporation we are not legally allowed to hold claims in the Yukon. Our mineral claim is being held in trust for us by Glen MacDonald, the vendor of our Peek Claims and the recorded title holder to the Peek Claims. If we confirm significant mineral reserves exist on our mineral claim we intend to incorporate a Yukon subsidiary to hold title the mineral claim and Mr. MacDonald will transfer the claim to the subsidiary. Until we can confirm significant mineral reserves on the Peek Claims, Mr. MacDonald is holding the claims in trust for us. However, there could be situations such as the death of Mr. MacDonald that could interfere with our ability to obtain clear title to the mineral claims. If we are unable to obtain clear title to the mineral claims our business will likely fail and investors may lose their entire investment in Texada.

Our independent auditor believes there is substantial doubt that we can continue as a going concern which, if true, raises substantial doubt that a purchaser of our common stock will receive a return on his or her investment. We have incurred a net loss of $113,926 or the period from October 17, 2001 (inception) to November 30, 2005, and will likely continue to incur further losses as we continue our exploration program. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral properties. If we are not able to continue as a going concern it is likely any holder of our common stock will lose his or her investment in that stock.

As we undertake exploration of our mineral claims, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program.

There are several governmental regulations that materially restrict mineral exploration or exploitation. We will be subject to the YQMA as we carry out our exploration program. An annual exploration expenditure of $80 per claim is required by the YQMA to maintain the claims in good standing. Alternatively an annual payment of $80 per claim in lieu of work is sanctioned by the YQMA to maintain claims in good standing. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these regulations. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying our exploration program. Our annual cost of compliance with the YQMA is presently approximately $336 per year.

As we undertake exploration of our mineral claims, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program.

We may conduct further offerings in the future in which case current shareholdings will be diluted.

We may conduct further equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. The result of this could reduce the value of the stock of our shareholders. If we issue additional stock, shareholders’ percentage interest in us will be lower. This condition is often referred to as "dilution".

As our business assets and our directors and officers are located outside of the United States, investors may be limited in their ability to enforce civil actions against our assets or our directors and officers.

Our Company’s business assets are located in Canada and our directors and officers are residents of Canada. Consequently, it may be difficult for United States investors to effect service of process within the United States upon our assets or our directors or officers, or to realize in the United States upon judgments of United States courts predicated upon civil liabilities under U.S. Federal Securities Laws. There is substantial doubt whether an original action could be brought successfully in Canada against any of our assets or our directors and officers predicated solely upon such civil liabilities.

ITEM 7. FINANCIAL STATEMENTS.

TEXADA VENTURES INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

NOVEMBER 30, 2005 AND 2004
(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Texada Ventures Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Texada Ventures Inc. (An Exploration Stage Company) as at November 30, 2005 and 2004 the related statements of operations, changes in stockholders’ equity and cash flows for the period from October 17, 2001 (inception) to November 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the Company’s financial statements as of and for the year ended November 30, 2003, and the cumulative data from October 17, 2001 (inception) to November 30, 2003 in the statements of operations, stockholders’ equity and cash flows, which were audited by other auditors whose report, dated October 6, 2004, which expressed an unqualified opinion, has been furnished to us. Our opinion, insofar as it relates to the amounts included for cumulative data from October 17, 2001 (inception) to November 30, 2003, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Texada Ventures Inc. (An Exploration Stage Company) as at November 30, 2005 and 2004, and the results of its operations and its cash flows for the period from October 17, 2001 (inception) to November 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company’s operating losses raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TELFORD SADOVNICK, P.L.L.C. CERTIFIED PUBLIC ACCOUNTANTS

Bellingham, Washington
February 24, 2006

TEXADA VENTURES INC.
(An Exploration Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	NOVEMBER 30
	2005	2004

ASSETS

Current
Cash	$22,462	$47,783
Prepaid expenses	2,500	-
Advances to related parties	-	3,450
	24,962	51,233

Office Equipment	2,793	-

	$27,755	$51,233

LIABILITIES

Current
Accounts payable and accrued liabilities	$11,281	$12,579

STOCKHOLDERS’ EQUITY

Common Stock
Authorized:
100,000,000 voting common shares with a par value of
$0.001 per share
100,000,000 preferred shares with a par value of $0.001
per share

Issued:
12,146,667 common shares at November 30, 2005 and
12,000,000 common shares at November 30, 2004	12,147	12,000

Additional paid-in capital	118,253	114,000

Deficit Accumulated During The Exploration Stage	(113,926)	(87,346)

	16,474	38,654

	$27,755	$51,233

Contingency, Commitments And Contractual Obligations
       (Note 9)

The accompanying notes are an integral part of these financial statements.

TEXADA VENTURES INC.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			OCTOBER 17
	YEARS ENDED		2001 TO
	NOVEMBER 30		NOVEMBER 30
	2005	2004	2005

Revenue	$-	$-	$-

Expenses
Amortization expense	80	-	80
Exploration costs	-	-	17,500
Filing fees and regulatory	1,029	1,731	4,820
(Gain) Loss on foreign exchange	(60)	347	287
Mineral property acquisition payment	-	-	2,500
Mineral property option payments	850	-	850
Office and sundry	6,420	81	10,178
Professional fees	18,261	16,898	77,711

Net Loss For The Period	$26,580	$19,057	$113,926

Basic And Diluted Loss Per Common
Share	$(0.00)	$(0.00)

Weighted Average Number Of Common
Shares Outstanding	12,077,553	12,000,000

The accompanying notes are an integral part of these financial statements.

F-4

TEXADA VENTURES INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			OCTOBER 17
	YEARS ENDED		2001 TO
	NOVEMBER 30		NOVEMBER 30
	2005	2004	2005

Cash Provided By (Used In)

Cash Flows From Operating Activities
Net loss for the period	$(26,580)	$(19,057)	$(113,926)
Item not involving cash:
Amortization	80	-	80

	(26,500)	(19,057)	(113,846)
Changes in non-cash operating working
capital items:
Prepaid expense	(2,500)	-	(2,500)
Advances to related parties	3,450	(3,450)	-
Accounts payable and accrued liabilities	(1,298)	6,718	11,281

	(26,848)	(15,789)	(105,065)

Cash Flows From Financing Activity
Issue of share capital	4,400	-	130,400

Cash Flows From Investing Activity
Office equipment purchase	(2,873)	-	(2,873)

Net (Decrease) Increase In Cash	(25,321)	(15,789)	22,462

Cash, Beginning Of Period	47,783	63,572	-

Cash, End Of Period	$22,462	$47,783	$22,462

Cash Paid During The Period For:
Interest paid	$-	$-	$-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements.

F-5

TEXADA VENTURES INC.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

PERIOD FROM DATE OF INCEPTION, OCTOBER 17, 2001
TO NOVEMBER 30, 2005
(Stated in U.S. Dollars)

				DEFICIT
	COMMON STOCK			ACCUMULATED
	NUMBER OF		ADDITIONAL	DURING THE
	COMMON	PAR	PAID-IN	EXPLORATION
	SHARES	VALUE	CAPITAL	STAGE	TOTAL

Balance, October 17,
2001 (Date of inception)	-	$-	$-	$-	$-

Shares issued for cash at
$0.001	6,000,000	6,000	-	-	6,000
Net loss for the period	-	-	-	(4,254)	(4,254)

Balance, November 30,
2001	6,000,000	6,000	-	(4,254)	1,746

Shares issued for cash at
$0.02	6,000,000	6,000	114,000	-	120,000
Net loss for the year	-	-	-	(21,106)	(21,106)

Balance, November 30,
2002	12,000,000	12,000	114,000	(25,360)	100,640

Net loss for the year	-	-	-	(42,929)	(42,929)

Balance, November 30,
2003	12,000,000	12,000	114,000	(68,289)	57,711

Net loss for the year	-	-	-	(19,057)	(19,057)

Balance, November 30,
2004	12,000,000	12,000	114,000	(87,346)	38,654

Shares issued for cash at
$0.03	146,667	147	4,253	-	4,400
Net loss for the year	-	-	-	(26,580)	(26,580)

Balance, November 30,
2005	12,146,667	$12,147	$118,253	$(113,926)	$16,474

The accompanying notes are an integral part of these financial statements.

F-6

TEXADA VENTURES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2005 AND 2004
(Stated in U.S. Dollars)

1.	OPERATIONS

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $113,926 for the period from October 17, 2001 (inception) to November 30, 2005, and has no revenue. The future of the Company is dependent upon its ability to obtain financing, to locate commercial minable reserves, and upon future profitable operations. As at November 30, 2005, management has no arrangements in place for any future equity financing to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.	SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of certain assets and liabilities may depend upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

TEXADA VENTURES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2005 AND 2004
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

	a)	Cash

Cash consists of cash on deposit with high quality major financial institutions, and to date has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits. For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At November 30, 2005, the Company had no cash equivalents.

	b)	Mineral Property Acquisition Payments and Exploration Costs

The Company expenses all costs incurred on mineral properties to which it has secured exploration rights prior to the establishment of proven and probable reserves. If and when proven and probable reserves are determined for a property and a feasibility study prepared with respect to the property, then subsequent exploration and development costs of the property will be capitalized.

The Company regularly performs evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable. To date, the Company has not established the commercial feasibility of its exploration prospects.

	c)	Use of Estimates

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

TEXADA VENTURES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2005 AND 2004
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	d)	Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Transactions in Canadian dollars are translated into U.S. dollars as follows:

		i)	monetary items at the rate prevailing at the balance sheet date;
		ii)	non-monetary items at the historical exchange rate;
		iii)	revenue and expense at the average rate in effect during the applicable accounting period.

Gains and losses on translation are recorded in the statement of operations.

	e)	Income Taxes

Income taxes are recognized in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes”, whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized.

	f)	Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. At November 30, 2005 and 2004, the Company has no outstanding stock equivalents so basic and diluted loss per share are equivalent.

	g)	Financial Instruments

The Company’s financial instruments consist of cash, prepaid expenses, advances to related parties, and accounts payable and accrued liabilities. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.

	h)	Office Equipment

Office equipment consisting of computer hardware is recorded at cost and is being amortized using the straight-line method over its estimated useful life of 3 years.

TEXADA VENTURES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2005 AND 2004
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	i)	Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such cases, the amount of the impairment is determined based on the relative fair values of the impaired assets.

	j)	Revenue Recognition

The Company recognizes revenue in accordance with the criteria outlined in Securities Exchange Commission Staff Accounting Bulletin No. 104 (“SAP 104”), “Revenue Recognition”. Revenues will be recognized once they are earned; specifically when: (a) services are provided or products are delivered to customers, (b) clear proof that an arrangement exists, (c) amounts are fixed or can be determined, and (d) the Company’s ability to collect is reasonably assured.

	k)	Environmental Costs

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts.

	l)	Asset Retirement Obligations

The Company has adopted Statement of Financial Accounting Standards No. 143 (“SFAS 143’), “Accounting for Asset Retirement Obligations”, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset.

The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate. To date, no significant asset retirement obligation exists due to the early stage of exploration. Accordingly, no liability has been recorded.

TEXADA VENTURES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2005 AND 2004
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	m)	Exploration Stage Enterprise

The Company’s financial statements are prepared using the accrual method of accounting and according to the provisions of Statement of Financial Accounting Standards No. 7 (“SFAS 7”), “Accounting and Reporting for Development Stage Enterprises,” as it devotes substantially all of its efforts to acquiring and exploring mineral properties in Yukon Territory, Canada. Until such properties are acquired and developed, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the exploration stage.

	n)	Cost of Maintaining Mineral Properties

The Company does not accrue the estimated future cost of maintaining its mineral properties in good standing.

	o)	Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130 (“SFAS 130”) – “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

3.	RECENT ACOUNTING PRONOUNCEMENTS

a)

The FASB issued FASB Interpretation No. (“FIN”) 47 – “Accounting for Conditional Asset Retirement Obligations” in March 2005. FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. This interpretation also clarifies the circumstances under which an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect this guidance to have a material impact on its financial statements.

TEXADA VENTURES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2005 AND 2004
(Stated in U.S. Dollars)

3.	RECENT ACOUNTING PRONOUNCEMENTS (Continued)

b)

In November 2005, the FASB issued Staff Position No. FAS 115-1 – “The Meeting of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115- 1”). FSP 115-1 provides accounting guidance for identifying and recognizing other-than- temporary impairments of debt and equity securities, as well as cost method investments in addition to disclosure requirements. FSP 115-1 is effective for reporting periods beginning after December 15, 2005, and earlier application is permitted. The Company has determined that the adoption of FSP 115-1 does not have an impact on its result of operations or financial position.

c)

In March 2005, the Emerging Issue Task Force issued EITF Issue 04-6 – “Accounting for Stripping Costs in the Mining Industry (“EITF Issue 04-6”), stating that post-production stripping costs are a component of mineral inventory costs subject to the provisions of the American Institute of Certified Public Accountants Accounting Research Bulletin No. 43 – “Restatement and Revision of Accounting Research Bulletins, Chapter 4, “Inventory Pricing”, (“ARB No. 43”). Based upon this statement, post production stripping costs are considered as costs of the extracted minerals under a full absorption costing system and are recognized as a component of inventory to be recognized in costs of coal sales in the same period as the revenue from the sale of the inventory. In addition, capitalization of such costs would be appropriate only to the extent inventory exists at the end of a reporting period. The provisions will be effective for financial statements issued for the first reporting period in fiscal years beginning after December 15, 2005, with early adoption permitted. The Company has determined that the adoption of EITF Issue 04-6 does not have an impact on its results of operations or financial position since the Company is still in the exploration stage and has not yet realized any revenues from its operations.

d)

On March 31, 2004, the EITF issued EITF 04-3, “Mining Assets’ Impairment and Business Combinations” (“EITF 04-3”) which concluded that entities should generally include values in mining properties beyond proven and probable reserves and the effects of anticipated fluctuations in the future market price of minerals in determining the fair value of mining assets.

TEXADA VENTURES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2005 AND 2004
(Stated in U.S. Dollars)

3.	RECENT ACOUNTING PRONOUNCEMENTS (Continued)

e)

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123 (revised 2004)”), “Share-Based Payment”. This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share- based payment transactions. The Statement replaces FASB Statement No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2007. The Company has determined that the adoption of SFAS 123 (revised 2004) does not have an impact on its results of operations or financial position.

f)

In November 31, 2004, FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs”. The adoption of SFAS 151 does not have an impact on the Company’s results of operations or financial position.

g)

In December 2004, FASB issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchanges of Non-monetary Assets – an amendment of APB Opinion No. 29”. The Company has determined that the adoption of SFAS 153 does not have an impact on the Company’s results of operations or financial position.

4.	MINERAL PROPERTY INTEREST

Pursuant to an agreement, dated November 2, 2001, the Company acquired a 100% interest in eight mineral claims located in the Whitehorse Mining District, Yukon Territory, Canada for cash consideration of $2,500.

5.	OFFICE EQUIPMENT

		2005		2004
		ACCUMULATED	NET BOOK	NET BOOK
	COST	AMORTIZATION	VALUE	VALUE

Computer equipment	$2,873	$80	$2,793	$-

TEXADA VENTURES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2005 AND 2004
(Stated in U.S. Dollars)

6.	COMMON STOCK

In the period ended November 30, 2001, the Company issued 6,000,000 common shares at a price of $0.001 per share for total gross proceeds of $6,000.

In the year ended November 30, 2002, the Company issued 6,000,000 common shares at a price of $0.02 per share for total gross proceeds of $120,000.

In the year ended November 30, 2005, the Company issued 146,667 common shares at a price of $0.03 per share for total gross proceeds of $4,400.

The Company has no stock option plan, warrants or other dilutive securities.

7.	RELATED PARTY TRANSACTIONS

Unless disclosed elsewhere in the financial statements, the following represents all significant balances and transactions entered into by the Company with its directors, shareholders or with companies related by virtue of common ownership or common directors:

During the year ended November 30, 2005, the Company’s director repaid advances of $3,450 (2004 – $Nil). Accounts payable as at November 30, 2005 includes $1,950 (2004 - $Nil) owing to the director for expenses incurred on the Company’s behalf.

These transactions were in the normal course of operations and were measured at the exchange amount, which represented the amount of consideration established and agreed to by the related parties.

8.	INCOME TAXES

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% (2004 – 34%) to income before income taxes. The difference results from the following items:

	2005	2004
Computed expected (benefit of) income taxes	$(9,000)	$(6,500)
Increase in valuation allowance	9,000	6,500
	$-	$-

TEXADA VENTURES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2005 AND 2004
(Stated in U.S. Dollars)

8.	INCOME TAXES (Continued)

Significant components of the Company’s deferred income tax assets are as follows:

	2005	2004
Deferred income tax asset	$38,700	$29,700
Valuation allowance	(38,700)	(29,700)
	$-	$-

The Company has incurred operating losses of approximately $113,900 which, if unutilized, will expire through to 2025. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry forwards:

		EXPIRATION
		DATE OF
		INCOME TAX
		OPERATING
	NET	LOSS CARRY
	LOSS	FORWARDS

2001	$4,300	2021
2002	21,100	2022
2003	42,900	2023
2004	19,000	2024
2005	26,600	2025

Total income tax operating loss carry forwards.	$113,900

9.	CONTINGENCY, COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters. The company has no office premise or related commitment.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are, as of the date covered by this Annual Report, effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our principal executive officer and principal financial officer have determined that there have been no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Set forth below is a brief description of the background and business experience of our sole executive officer and director.

Name of Director	Age	Position
Marc Branson	30	President, Treasurer and Secretary

Mr. Marc Branson has been our president, secretary and treasurer and the sole member of our board of directors since our inception. From June 2001 to January 2002, Mr. Branson was a private consultant performing management, and corporate development activities for Coastal Communications Corp., a full-service financial consulting firm, and in his capacity has had the opportunity to work closely with management and assist in the development of a wide variety of business opportunities. From September 2001 to August 2002 worked for Gale Capital Corp, a full service financial consulting firm. Mr. Branson provided various management and corporate development services to us as a private consultant. From August 2002 to present, Mr. Branson has been working for Moto Ergonomics Ltd. which is engaged in the Distribution and Marketing of Consumer Electronics to North America. Mr. Branson is currently the VP of Corporate Development, and as such is responsible in part or wholly for overseeing corporate finance, strategic planning, and product development. Mr. Branson holds a degree in Business Administration from the Open Learning University of British Columbia, which he obtained in March 2001, a Business Diploma from Capilano College and in addition has completed the Canadian Securities Course.

Mr. Branson does not have formal training as a geologist or in the technical or managerial aspects of management of a mineral exploration company. Mr. Branson's prior managerial and consulting positions have not been in the mineral exploration industry. Accordingly, we will have to rely on the technical services of others to advise us on the managerial aspects specifically associated with a mineral exploration company.

We do not have any employees who have professional training and experience in the mining industry. We rely on our independent geological consultant, Mr. Timmins, to make recommendations to us on work programs on our property, to hire appropriately skilled persons on a contract basis to complete work programs and to supervise, review, and report on such programs to us.

We presently do not pay our sole director and officer any salary or consulting fee. We anticipate that compensation may be paid to officers in the event that we determine to proceed with additional exploration programs beyond the third phase of our exploration program.

Significant Employees

We have no significant employees other than Marc Branson.

COMMITTEES OF THE BOARD OF DIRECTORS

Our Board of Directors does not maintain a separately-designated standing audit committee. As a result, our entire Board of Directors acts as our audit committee. Our Board of Directors has determined that we do not presently have a director who meets the definition of an “audit committee financial expert.” We believe that the cost related to appointing a financial expert to our Board of Directors at this time is prohibitive.

Our Board of Directors presently do not have a compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees.

TERMS OF OFFICE

Our directors are appointed for one-year terms to hold office until the next annual general meeting of the holders of our common stock or until removed from office in accordance with our by-laws. Our officers are appointed by our Board of Directors and hold office until removed by our Board of Directors.

CODE OF ETHICS

We have adopted a Code of Ethics applicable to our officers and directors which is a "code of ethics" as defined by applicable rules of the SEC. Our Code of Ethics is attached as an exhibit to this Annual Report. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our Chief Executive Officer, Chief Financial Officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a current report on Form 8-K filed with the SEC.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, other than as described below, no other reports were required for those persons, we believe that, during the year ended November 30, 2005, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Securities Exchange Act of 1934:

Name and Principal Position	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Marc Branson, Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director	One	One	None

ITEM 10. EXECUTIVE COMPENSATION.

We have not paid any salary, bonus or other compensation to our sole director and officer since our inception on October 17, 2001. We presently have no compensation arrangements with our sole director and officer. We anticipate that compensation may be paid to our management in the event that we determine to proceed with additional exploration programs beyond the third phase of our exploration program. We do not have any stock options outstanding. No stock options or stock appreciation rights under any stock incentive plans were granted to any officers or directors of Texada since our inception. We have no employment contracts, termination of employment or change-in-control arrangements with any of our executive officers or directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of February 28, 2006 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) named executive officers, and (iv) officers and directors as a group. At this time, only one shareholder falls within these categories, Mr. Marc Branson, Director, President, Secretary and Treasurer. The shareholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (1)
Officers and Directors
Common Stock	Marc Branson President, Secretary, Treasurer and Director, 977 Keith Road, West Vancouver, BC, Canada V7T 1M6	6,000,000 Direct	49%
Common Stock	All Officers and Directors as a Group (1 person)	6,000,000	49%
Holders of More than 5% of Our Common Stock
Common Stock	Marc Branson President, Secretary, Treasurer and Director, 977 Keith Road, West Vancouver, BC, Canada V7T 1M6	6,000,000 Direct	49%

(1)

Applicable percentage of ownership is based on 12,146,667, shares of common stock issued and outstanding as of February 28, 2006, together with securities exercisable or convertible into shares of common stock within 60 days of February 28, 2006 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of February 28, 2006 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Changes in Control

We are not aware of any arrangement that might result in a change in control in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year.

EQUITY COMPENSATION PLAN INFORMATION AS AT NOVEMBER 30, 2005
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	Nil	N/A	N/A
Equity Compensation Plans not approved by security holders	Nil	N/A	N/A
Total	Nil	N/A	N/A

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than noted in this section:

1)	Any of our directors or officers;
2)	Any person proposed as a nominee for election as a director;
3)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;
4)	Any of our promoters; and
5)	Any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons.

We issued 6,000,000 shares of common stock on November 1, 2001 to Mr. Marc Branson, our president, secretary and treasurer. Mr. Branson acquired these shares at a price of $0.001 per share. These shares were issued pursuant to Section 4(2) of the Securities Act and are restricted shares as defined in the Act. This issuance was made to Mr. Branson who is a sophisticated individual and, by way of his positions as president, secretary, and treasurer, is in a position of access to relevant and material information regarding our operations.

ITEM 13. EXHIBITS.

Description of Exhibits
Exhibit Number
3.1	Articles of Incorporation.(1)
3.2	Bylaws, as amended.(1)
4.1	Form of Share Certificate.(1)
10.1	Mineral Claim Purchase Agreement.(1)
14.1	Code of Ethics.
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on April 15, 2003, as amended.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended November 30, 2005 and 2004 for professional services rendered by the principal accountant for the audit our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended November 30, 2005	Year Ended November 30, 2004
Audit Fees	$9,000	$9,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$9,000	$9,000

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXADA VENTURES INC.

By:	/s/ Marc Branson
MARC BRANSON
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer and
Director
(Principal Executive Officer
and Principal Accounting Officer)

Date:	March 8, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Marc Branson
MARC BRANSON
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer and
Director
(Principal Executive Officer
and Principal Accounting Officer)

Date:	March 8, 2006