Form 10QSB
period 2006-02-28
TEXADA VENTURES INC
filed 2006-04-14
CIK 1174907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended February 28, 2006

[           ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________to ________

COMMISSION FILE NUMBER 000-51563

TEXADA VENTURES INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	98-0431245
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

977 Keith Road
West Vancouver, BC V7T 1M6
(Address of principal executive offices)

(604) 816-2555
Issuer's telephone number

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 12, 2006, the Issuer had 12,146,667 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [           ] No [ x ]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended February 28, 2006 are not necessarily indicative of the results that can be expected for the year ending November 30, 2006.

As used in this Quarterly Report, the terms "we", "us", "our", and “Texada” mean Texada Ventures Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

TEXADA VENTURES INC.
(An Exploration Stage Company)

FIRST QUARTER FINANCIAL STATEMENTS

FEBRUARY 28, 2006
(Unaudited)
(Stated in U.S. Dollars)

TEXADA VENTURES INC.
(An Exploration Stage Company)

INTERIM BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	FEBRUARY 28	NOVEMBER 30
	2006	2005

ASSETS

Current
Cash	$8,832	$22,462
Prepaid expenses	-	2,500
	8,832	24,962

Office Equipment	1,835	2,793

	$10,667	$27,755

LIABILITIES

Current
Accounts payable and accrued liabilities	$8,828	$11,281

STOCKHOLDERS’ EQUITY

Capital Stock
Authorized:
100,000,000 common shares with a par value of $0.001
per share
100,000,000 preferred shares with a par value of $0.001
per share

Issued and outstanding:
12,146,667 common shares	12,147	12,147

Additional paid-in capital	118,253	118,253

Deficit Accumulated During The Exploration Stage	(128,561)	(113,926)
	1,839	16,474

	$10,667	$27,755

The accompanying notes are an integral part of these financial statements

TEXADA VENTURES INC.
(An Exploration Stage Company)

INTERIM STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			OCTOBER 17
	THREE MONTHS ENDED		2001 TO
	FEBRUARY 28		FEBRUARY 28
	2006	2005	2006

Revenue	$-	$-	$-

Expenses
Amortization expense	958	-	1,038
Exploration costs	-	-	17,500
Filing fees and regulatory	690	-	5,510
Loss on foreign exchange	81	-	368
Mineral property acquisition payment	-	-	2,500
Mineral property option payments	-	-	850
Office and sundry	48	1,970	10,226
Professional fees	12,858	6,137	90,569

Net Loss For The Period	$14,635	$8,107	$128,561

Basic And Diluted Loss Per Common
Share	$(0.00)	$(0.00)

Weighted Average Number Of Common
Shares Outstanding	12,146,667	12,000,000

The accompanying notes are an integral part of these financial statements

TEXADA VENTURES INC.
(An Exploration Stage Company)

INTERIM STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			OCTOBER 17
	THREE MONTHS ENDED		2001 TO
	FEBRUARY 28		FEBRUARY 28
	2006	2005	2006

Cash Provided By (Used In)

Cash Flows From Operating Activities
Net loss for the period	$(14,635)	$(11,306)	$(128,561)
Item not involving cash:
Amortization	958	-	1,038
	(13,677)	(11,306)	(127,523)
Changes in non-cash operating working
capital items:
Prepaid expense	2,500	-	-
Advances to related parties	-	3,450	-
Accounts payable and accrued liabilities	(2,453)	(2,615)	8,828
	(13,630)	(10,471)	(118,695)

Cash Flows From Financing Activity
Issue of share capital	-	-	130,400

Cash Flows From Investing Activity
Office equipment purchase	-	-	(2,873)

Net (Decrease) Increase In Cash	(13,630)	(10,471)	8,832

Cash, Beginning Of Period	22,462	47,783	-

Cash, End Of Period	$8,832	$37,312	$8,832

Cash Paid During The Period For:
Interest paid	$-	$-	$-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements

TEXADA VENTURES INC.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

FEBRUARY 28, 2006
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This information should be read in conjunction with the Company’s financial statements and notes thereto for the fiscal year ended November 30, 2005. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the annual financial statements for the fiscal year ended November 30, 2005, has been omitted. The results of operations for the three-month period ended February 28, 2006 are not necessarily indicative of results for the entire year ending November 30, 2006.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $128,561 for the period from October 17, 2001 (inception) to February 28, 2006, and has no sales. The future of the Company is critically dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. As at February 28, 2006, management has no arrangements in place for future financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary, in the event the Company cannot continue in existence.

TEXADA VENTURES INC.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

FEBRUARY 28, 2006
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

Cash consists of cash on deposit with high quality major financial institutions, and to date has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits. For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At February 28, 2006, the Company had no cash equivalents.

	b)	Mineral Property Acquisition Payments and Exploration Costs

The Company expenses all costs incurred on mineral properties to which it has secured exploration rights prior to the establishment of proven and probable reserves. If and when proven and probably reserves are determined for a property and a feasibility study prepared with respect to the property, then subsequent exploration and development costs of the property will be capitalized.

The Company regularly performs evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable.

	c)	Exploration Expenditures

The Company follows a policy of expensing exploration expenditures until a production decision in respect of the project and the Company is reasonably assured that it will receive regulatory approval to permit mining operations, which may include the receipt of a legally binding project approval certificate.

TEXADA VENTURES INC.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

FEBRUARY 28, 2006
(Unaudited)
(Stated in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	c)	Exploration Expenditures (Continued)

Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that the Company will continue exploration on such project. The Company does not set a pre- determined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

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

	d)	Use of Estimates

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

TEXADA VENTURES INC.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

FEBRUARY 28, 2006
(Unaudited)
(Stated in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	e)	Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Transactions in Canadian dollars are translated into U.S. dollars as follows:

		i)	monetary items at the rate prevailing at the balance sheet date;
		ii)	non-monetary items at the historical exchange rate;
		iii)	revenue and expense at the average rate in effect during the applicable accounting period.

Gains and losses on translation are recorded in the statement of operations.

	f)	Office Equipment

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

5.	OFFICE EQUIPMENT

	2006			2005
		ACCUMULATED	NET BOOK	NET BOOK
	COST	AMORTIZATION	VALUE	VALUE

Computer equipment	$2,873	$1,038	$1,835	$2,793

6.	RELATED PARTY TRANSACTIONS

Unless disclosed elsewhere in the financial statements, the following represents all significant balances and transactions entered into by the Company with its directors, shareholders or with companies related by virtue of common ownership or common directors:

TEXADA VENTURES INC.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

FEBRUARY 28, 2006
(Unaudited)
(Stated in U.S. Dollars)

6.	RELATED PARTY TRANSACTIONS (Continued)

During the three month period ended February 28, 2006, the Company’s director repaid an advance of $Nil (2005 – $3,450) for expenses incurred on the Company’s behalf. Accounts payable as at February 28, 2006 included $1,950 (2005 - $350) owing to the director for expenses incurred on the Company’s behalf.

These transactions were in the normal course of operations and were measures at the exchange amount, which represented the amount of consideration established and agreed to by the related parties.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should", "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-KSB and our Current Reports on Form 8-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We have acquired a 100% undivided interest in a group of mineral claims located in the Wheaton River District in the Yukon Territory that we refer to as the Peek Claims. We have not earned any revenues to date. Our plan of operation is to continue to carry out exploration work on these claims in order to ascertain whether they possess commercially exploitable quantities of silver and gold. We do not anticipate earning revenues until such time as we enter into commercial production of minerals. We are presently in the exploration stage of our business and we can provide no assurance that commercially viable mineral deposits exist on our claims or that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs. We will not be able to determine whether or not our mineral claims contain a commercially exploitable silver and gold deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability.

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

RECENT CORPORATE DEVELOPMENTS

We have experienced the following significant corporate developments since the completion of our fiscal year ended November 30, 2005:

1.

In April, 2006, we received the geological report on the results of Phase III of our exploration program completed in 2005. During the 2005 exploration season we completed detailed prospecting and geological investigation of a portion of the claims with geophysical anomalies identified during 2003. Samples of vein material present as “float” were collected, reviewed and submitted for geochemical analysis. Six of the 2005 samples returned copper values ranging from 1030 parts per million (ppm) (0.103%) to 4974 ppm (0.497%) while two samples (45358-45359) contained trace amounts. Three samples (D 198 693 – D 198 695), which were collected from the original mineralized zones tested earlier and better defined by Texada’s geophysical survey, reflect the mineral assemblage tetrahedrite I pyrite I sphalerite, and are enriched in copper, lead, zinc, silver and gold. Our geologist concluded that these results confirm earlier sample analyses by Texada and others. Prior to proceeding with Phase IV, our geologist recommends further geological engineering on the Peek Claim properties to define the exact source areas for the known and new vein float material because frost action (solifluction) may have moved the vein material further than originally assumed. Our geologist recommends a total of $10,000 to be reserved for a two stage delineation program. We have determined to proceed with our geologist’s recommendation and intend to proceed with the first phase of the delineation program during the summer exploration season.

2.	On March 28, 2006, our shares commenced trading on the Over-the-Counter Bulletin Board under the symbol ”TXVT”.

3.

We substantially completed Phase III of our exploration program in June 2005. From June 23 to June 27, 2005, our geologist visited the Peek Claims property to conduct testing on areas of interest indicated by the previous phase of our geological program for prospective gold-silver mineralization. New showings were located and sampled. The samples were submitted for analysis.

Acquisition of the Peek Mineral Claims

We purchased a 100% interest in eight mineral claims known as the Peek Claims, located in Canada’s Yukon Territory, from Glen MacDonald of Vancouver, British Columbia by an agreement dated November 2, 2001 for consideration of $2,500.

The Yukon Quartz Mining Act (the “YQMA”) and its regulations govern the procedures involved in the location, recording and maintenance of mineral titles in the Yukon Territory. The YQMA also governs the issuance of quartz mining licenses which are long term licenses to produce minerals. Under the YQMA, title to Yukon quartz mineral claims can only be held by individuals or Yukon corporations. Because of this regulation, Glen MacDonald is holding the mineral claim in trust for us until we can determine whether there are significant mineral reserves on our claim. If we determine that there are significant mineral reserves on our claim we will incorporate a Yukon subsidiary to hold title to the claim and Mr. MacDonald will transfer the mineral claim to the subsidiary. The transfer will be at no cost to us other than the costs associated with the incorporation of the Yukon subsidiary.

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

The results of our Phase II exploration program confirmed the anomaly concerning the gold-silver bearing galena and tetrahedrite mineralization developing along the contacts on the north and south ends of Gold Hill. The anomaly was confirmed in the more detailed “vector geophysics survey” and warranted further exploration according to our geologist. Our geologist concluded that the results of Phase II confirmed that the geological review which identified area warranted a further program of exploration. The report recommended further evaluation of data obtained from the detailed geophysical surveying conducted on presently known mineralized areas during Phase II, which demonstrated that these areas have a geophysical signature that could indicate an unseen depth or length extent, and further geological surveying and sampling of the same to identify and confirm targets for the Phase IV drilling.

Phase III – Exploration Program Results

From June 23 to June 27, 2005, our geologist visited the Peek Claims property to conduct testing on areas of interest indicated by the previous phase of our geological program for prospective gold-silver mineralization. New showings were located and sampled. The samples were submitted for analysis and we received our geologist’s report with the assay results of Phase III in April, 2006.

According to the report, during the 2005 exploration season we completed detailed prospecting and geological investigation of a portion of the claims with geophysical anomalies identified during 2003. Samples of vein material present as “float” were collected, reviewed and submitted for geochemical analysis. Our geologist confirms that the original epithermal vein systems contain copper in the silver-rich mineral tetrahedrite, whereas the 2005 discovery contains copper in silver-deficient chalcopyrite. Six of the 2005 samples returned copper values ranging from 1030 parts per million (ppm) (0.103%) to 4974 ppm (0.497%) while two samples (45358-45359) contained trace amounts.

Three samples (D 198 693 – D 198 695), which were collected from the original mineralized zones tested earlier and better defined by Texada’s geophysical survey, reflect the mineral assemblage tetrahedrite I pyrite I sphalerite, and are enriched in copper, lead, zinc, silver and gold. Our geologist concluded that these results confirm earlier sample analyses by Texada and others.

Prior to proceeding with Phase IV, our geologist recommends further geological engineering on the Peek Claim properties to define the exact source areas for the known and new vein float material because frost action (solifluction) may have moved the vein material further than originally assumed. Our geologist recommends a total of $10,000 to be reserved for a two stage delineation program.

We have determined to proceed with our geologist‘s recommendation and intend to proceed with the first phase of the delineation program during the summer exploration season.

Phase IV – Exploration Program

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

Table 1 - Claim Status

Claim Name	Grant Numbers	Current Expiry Date
PEEK 1-8	YC 19158 – 165	August 19, 2006

PLAN OF OPERATION

Our plan of operation is to continue to proceed with the exploration of the Peek Claims to determine whether there are commercially exploitable reserves of gold and silver or other metals. Phase I of our exploration program, which consisted of a geological review of prior exploration work on the Peek Claims, was completed in the summer of 2002 at a cost of $5,000. Phase II of the recommended geological exploration program cost $10,000 and was completed in late 2003. Based on the results of Phase II of our exploration program, we proceeded with Phase III of our exploration program which was substantially completed during the summer exploration season of 2006. On April 11, 2006, we received the geological report on the results of Phase III of our exploration program.

In his report, our geologist recommends that, prior to proceeding with Phase IV, further geological engineering should be undertaken to define the exact source areas for the known and new vein float material. Our geologist states that, although the area generally has subdued topography, frost action (solifluction) may have moved the vein material further than originally assumed. Our geologist recommends reserving a total of $10,000 for a two stage delineation program.

We have determined to proceed with our geologist’s recommendation and intend to proceed with the first phase of the delineation program during the summer exploration season. Once we receive results from this stage of our exploration program, we will assess whether to proceed to any further exploration phases. In making this determination, we will make an assessment as to whether the results from our exploration program are sufficiently positive to enable us to obtain the financing necessary to proceed.

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

At present, we have not established that minerals exist on our property of a type and in a quantity and concentration that would warrant commercial mining. There can be no assurance that commercially viable mineral deposits will be found to exist on our properties, or that we will be able to design a commercially viable process to extract the precious metals. If a significant precious metal zone can be outlined on the Peek Claims property, the Mt. Skukum milling and mining operation, located approximately 20 kilometers from the Peek Claims, would be available to act as project operator for our milling and mining requirements.

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

Cash Requirements

We anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures over the Next Twelve Months (US$)
Professional Fees	$20,000
Office Expenses	$5,000
Mineral Exploration Expenses	$10,000
TOTAL	$35,000

Our total expenditures over the next twelve months are anticipated to be approximately $35,000, the majority of which is due to general, legal, accounting and administrative expenses associated with our becoming a reporting issuer under the Exchange Act. We do not have plans to purchase any significant equipment during the next twelve months. After the twelve month period, and in the event we decide to proceed with Phase IV of our exploration program which is estimated to cost $120,000, we will need to obtain additional financing for any operational or exploratory expenses.

RESULTS OF OPERATIONS

First Quarter Summary

	First Quarter Ended February 28,
			Percentage
	2006	2005	Increase / (Decrease)
Revenue	--	--	N/A
General and Administrative Expenses	$(14,635)	$(8,107)	80.5%
Net Comprehensive Loss	$(14,635)	$(8,107)	80.5%

Revenue

We have not earned any revenues to date. Our plan of operation is to continue to carry out exploration work on these claims in order to ascertain whether they possess commercially exploitable quantities of silver and gold. We do not anticipate earning revenues until such time as we enter into commercial production of minerals. We are presently in the exploration stage of our business and we can provide no assurance that a commercially viable mineral deposits exists on our claims or that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs. We will not be able to determine whether or not our mineral claims contain a commercially exploitable silver and gold deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability.

General and Administrative Expenses

Our general and administrative expenses for the three months ended February 28, 2006 and February 28, 2005 consisted of the following:

	First Quarter Ended February 28,
			Percentage
	2006	2005	Increase / (Decrease)
Amortization expense	$958	$-	N/A
Exploration costs	-	-	N/A
Filing fees and regulatory	690	-	N/A
Loss on foreign exchange	81	-	N/A
Mineral property acquisition payment	-	-	N/A
Mineral property option payments	-	-	N/A
Office and sundry	48	1,970	97.6%
Professional fees	12,858	6,137	109.5%
Total General and Administrative Expenses	$14,635	$8,107	80.5%

Our general and administrative expenses for the quarter ended February 28, 2006 were greater than our general and administrative expenses for the same period in 2005, primarily due to the result of amortization of office equipment during the quarter ended February 28, 2006 and an increase in professional fees from $6,137 during the quarter ended February 28, 2005 to $12,858 associated with our continuing reporting obligations under the Securities and Exchange Act of 1934 during the comparative period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

			Percentage
	At February 28, 2006	At November 30, 2005	Increase / (Decrease)
Current Assets	$8,832	$24,962	(64.6)%
Current Liabilities	8,828	11,281	(21.7)%
Working Capital Surplus	$4	$13,681	(100.0)%

Cash Flows

	Three Months Ended February 28,
	2006	2005
Net Cash used in Operating Activities	$(13,630)	$(10,471)
Net Cash used in Investing Activities	-	-
Net Cash from Financing Activities	-	-
Net Decrease in Cash During Period	$(13,630)	$(10,471)

As at February 28, 2006, we had cash of $8,832 and no pre-paid expenses. The decreases in our working capital surplus at February 28, 2006 from our year ended November 30, 2005, and the increases in our cash used during the periods ended on February 28, 2006, from the comparable periods of the preceding fiscal year are primarily a result of the increase in our professional fees related to the professional fees paid in connection with preparing and filing our Annual and Quarterly Reports as required under the Exchange Act of 1934 and from the fact that we had no revenue or sources of financing during the period ended February 28, 2006.

Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the period ended November 30, 2005, that there is substantial doubt that we will be able to continue as a going concern.

Future Financing

As at February 28, 2006, we had cash of $8,832. We do not expect our business to achieve profitability in the near future as we expect to continue to incur substantial product development, marketing and operating expenses. We will require additional funding in the event we proceed with Phase IV of our exploration program which is estimated to cost $120,000. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our estimated production and marketing costs. We believe that debt financing will not be an alternative for funding. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time we locate mineral reserves on our mineral claims.

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

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report on Form 10-QSB have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at February 28, 2006 and for all periods presented in the attached financial statements, have been included. Interim results for the three month period ended February 28, 2006 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to our interim financial statements for the period ended February 28, 2006.

Exploration Stage Enterprise

Our financial statements are prepared using the accrual method of accounting and according to the provisions of Statement of Financial Accounting Standards No. 7 (“SFAS 7”), “Accounting and Reporting for Development Stage Enterprises”, as we devote substantially all of our efforts to acquiring and exploring mineral properties. Until such properties are acquired and developed, we will continue to prepare our financial statements and related disclosures in accordance with entities in the exploration stage.

Mineral Property Acquisition Payments and Exploration Costs

We follow a policy of expensing exploration expenditures until a production decision is made in respect of the project and we are reasonably assured that it will receive regulatory approval to permit mining operations which may include the receipt of a legally binding project approval certificate.

Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that we will continue exploration on such project. We do not set a pre-determined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

If an area of interest is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the year of abandonment or determination of value. The amounts recorded as mineral leases and claims represent costs to date and do not necessarily reflect present or future values.

Our exploration activities and proposed mine development are subject to various laws and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. We have made, and expect to make in the future, expenditures to comply with such laws and regulations.

The accumulated costs of properties that are developed on the stage of commercial production will be amortized to operations through unit-of-production depletion.

Impaired Asset Policy

We periodically review our long-lived assets when applicable to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable, pursuant to guidance established in Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-lived Assets”. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. If impairment is deemed to exist, the assets will be written down to fair value.

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

Comprehensive Income

We have adopted Statement of Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, we would disclose this information on its Statement of Stockholders’ Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. We have not had any significant transactions that are required to be reported in other comprehensive income.

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. At November 30, 2005 and 2004, our previous two fiscal years, and at February 28, 2006, we have no stock equivalents that were anti-dilutive and excluded from the earnings per share computation.

Environmental Protection and Reclamation Costs

Our operations have been, and may in the future be affected from time to time in varying degrees by changes in environmental regulations, including those for future removal and site restorations costs. Both the likelihood of new regulations and their overall effect upon our Company may vary from region to region and are not predictable.

Environmental expenditures that relate to ongoing environmental and reclamation programs are charged against statements of operations as incurred or capitalized and amortized depending upon their future economic benefits. We do not currently anticipate any material capital expenditures for environmental control facilities because its property holding is at an early stage of exploration.

RISKS AND UNCERTAINTIES

We have yet to attain profitable operations and because we will need additional financing to fund our exploration activities, our accountants believe there is substantial doubt about our ability to continue as a going concern.

We have incurred a net loss of $128,561 for the period from October 17, 2001 (inception) to February 28, 2006, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern.

If we do not obtain additional financing, our business will fail.

In order for us to perform any further exploration or extensive testing we may need to obtain additional financing. As at February 28, 2006, we had cash of $8,832. We currently do not have any income. Our business plan calls for significant expenses in connection with the exploration of our mineral claims. We will require additional financing if further exploration programs are necessary. We will require additional financing to sustain our business operations if we are not successful in earning revenues once our exploration is complete.

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

Access to the Peek Claims may be restricted through some of the year due to weather in the area. The property is in the Yukon Territory, an area which experiences sub-arctic temperatures during much of the year. During the winter months, heavy snowfall and extreme low temperatures make it difficult if not impossible to undertake work programs. As a result, any attempt to test or explore the property is largely limited to the times when weather permits such activities. Generally speaking, the most efficient time for us to conduct our work programs will be during the May to October period. These limitations can result in significant delays in exploration efforts, as well as mining and production in the event that commercial amounts of minerals are found. Such delays can have a significant negative effect on our results of operations.

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

Mr. Branson is our sole director and executive officer. He owns 49% of the outstanding shares of our common stock. Accordingly, he will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Branson may differ from the interests of the other stockholders. Factors which could cause the interests of Mr. Branson to differ from the interest of other stockholders include his ability to devote the time required to run a mineral exploration company.

If we do not obtain clear title to our mineral claims, our business may fail.

Under Yukon law, title to Yukon quartz mineral claims can only be held by individuals or Yukon corporations. Since we are a Nevada corporation we are not legally allowed to hold claims in the Yukon Territory. Our mineral claim is being held in trust for us by Glen MacDonald, the vendor of our Peek Claims and the recorded title holder to the Peek Claims. If we confirm significant mineral reserves exist on our mineral claim we intend to incorporate a Yukon subsidiary to hold title the mineral claim and Mr. MacDonald will transfer the claim to the subsidiary. Until we can confirm significant mineral reserves on the Peek Claims, Mr. MacDonald is holding the claims in trust for us. However, there could be situations such as the death of Mr. MacDonald that could interfere with our ability to obtain clear title to the mineral claims. If we are unable to obtain clear title to the mineral claims our business will likely fail and investors may lose their entire investment in the Company.

Our independent auditor believes there is substantial doubt that we can continue as a going concern which, if true, raises substantial doubt that a purchaser of our common stock will receive a return on his or her investment. We have incurred a net loss of $128,561 or the period from October 17, 2001 (inception) to February 28, 2006, and will likely continue to incur further losses as we continue our exploration program. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral properties. If we are not able to continue as a going concern it is likely any holder of our common stock will lose his or her investment in that stock.

As we undertake exploration of our mineral claims, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program.

There are several governmental regulations that materially restrict mineral exploration or exploitation. We will be subject to the YQMA as we carry out our exploration program. An annual exploration expenditure of $80 per claim is required by the YQMA to maintain the claims in good standing. Alternatively, an annual payment of $80 per claim in lieu of work is sanctioned by the YQMA to maintain claims in good standing. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these regulations. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program. Our annual cost of compliance with the YQMA is presently approximately $336 per year.

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

Our Company’s business assets are located in Canada and our directors and officers are residents of Canada. Consequently, it may be difficult for the United States investors to effect service of process within the United States upon our assets or our directors or officers, or to realize in the United States upon judgments of the United States courts predicated upon civil liabilities under U.S. Federal Securities Laws. There is substantial doubt whether an original action could be brought successfully in Canada against any of our assets or our directors and officers predicated solely upon such civil liabilities.

Our common stock is deemed to be “penny stock,” which may make it more difficult for investors to sell their shares due to suitability requirements.

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stock:

  With a price of less than $5.00 per share;

  That are not traded on a “recognized” national exchange;

  Whose prices are not quoted on the Nasdaq automated quotation system (Nasdaq listed stock must still have a price of not less than $5.00 per share); or

  In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Bylaws, as amended.(1)
4.1	Form of Share Certificate.(1)
10.1	Mineral Claim Purchase Agreement.(1)
14.1	Code of Ethics.(2)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on April 15, 2003, as amended.
(2)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on March 9, 2006.

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended February 28, 2006. We have not filed any Current Reports on Form 8-K since February 28, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXADA VENTURES INC.

Date: April 14, 2006	By:	/s/ Marc Branson
MARC BRANSON
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)