Form 10QSB
period 2006-05-31
TEXADA VENTURES INC
filed 2006-07-17
CIK 1174907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended May 31, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 6, 2006, the Issuer had 12,146,667 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [           ] No [ x ]

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended May 31, 2006 are not necessarily indicative of the results that can be expected for the year ending November 30, 2006.

As used in this Quarterly Report, the terms "we", "us", "our", the “Company” and “Texada” mean Texada Ventures Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

TEXADA VENTURES INC.
(An Exploration Stage Company)

SECOND QUARTER FINANCIAL STATEMENTS

MAY 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

TEXADA VENTURES INC.
(An Exploration Stage Company)

BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	MAY 31	NOVEMBER 30
	2006	2005

ASSETS

Current
Cash	$8,001	$22,462
Prepaid expenses	-	2,500
	8,001	24,962

Office Equipment, net	2,314	2,793

	$10,315	$27,755

LIABILITIES

Current
Accounts payable and accrued liabilities	$14,257	$11,281

STOCKHOLDERS’ (DEFICIENCY) EQUITY

Capital Stock
Authorized:
100,000,000 common shares with a par value of
$0.001 per share
100,000,000 preferred shares with a par value of
$0.001 per share

Issued:
12,146,667 common shares at May 31, 2006	12,147	12,147
12,146,667 common shares at November 30, 2005

Additional paid-in capital	118,253	118,253

Deficit Accumulated During The Exploration Stage	(134,342)	(113,926)
	(3,942)	16,474

	$10,315	$27,755

The accompanying notes are an integral part of these financial statements

TEXADA VENTURES INC.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
					OCTOBER 17
	THREE MONTHS ENDED		SIX MONTHS ENDED		2001 TO
	MAY 31		MAY 31		MAY 31
	2006	2005	2006	2005	2006

Revenue	$-	$-	$-	$-	$-

Expenses
Amortization expense	239	-	478	-	559
Exploration costs	-	-	-	-	17,500
Filing fee and
regulatory	760	-	1,450	-	6,270
(Gain) Loss on foreign
exchange	171	(40)	253	(252)	539
Mineral property
acquisition payment	-	-	-	-	2,500
Mineral property
option payments	-	-	-	-	850
Office and sundry	21	835	69	5,106	10,247
Professional fees	5,308	1,686	18,166	8,933	95,877

Net Loss For The Period	$6,499	$2,481	$20,416	$13,787	$134,342

Basic And Diluted Loss
Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average
Number Of Shares
Outstanding	12,146,667	12,016,296	12,146,667	12,008,148

The accompanying notes are an integral part of these financial statements

TEXADA VENTURES INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
					OCTOBER 17
	THREE MONTHS ENDED		SIX MONTHS ENDED		2001 TO
	MAY 31		MAY 31		MAY 31
	2006	2005	2006	2005	2006

Cash Provided By (Used In)

Cash Flows From (Used In)
Operating Activities
Net loss for the period	$(6,499)	$(2,481)	$(20,416)	$(13,787)	$(134,342)
Item not involving cash:
Amortization	239	-	479	-	559

Changes in non-cash
operating working capital
items
Accounts payable and
accrued liabilities	5,429	79	2,976	(2,536)	14,257
Accounts receivable	-	(500)	-	(500)	-
Advances to related parties	-	-	-	3,450	-
Prepaid expense	-	(2,632)	2,500	(2,632)	-
	(831)	(5,534)	(14,461)	(16,005)	(119,526)

Cash Flows From (Used In)
Financing Activity
Issue of share capital	-	4,400	-	4,400	130,400

Cash Flows From (Used In)
Investing Activity
Office equipment purchase	-	-	-	-	(2,873)

Net (Decrease) Increase In Cash	(831)	(1,134)	(14,461)	(11,605)	8,001

Cash, Beginning Of Period	8,832	37,312	22,462	47,783	-

Cash, End Of Period	$8,001	$36,178	$8,001	$36,178	$8,001

Cash Paid During The Period
For:
Interest paid	$-	$-	$-	$-	$-
Income taxes paid	-	-	-	-	-

The accompanying notes are an integral part of these financial statements

TEXADA VENTURES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This information should be read in conjunction with the Company’s financial statements and notes thereto for the fiscal year ended November 30, 2005. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the annual financial statements for the fiscal year ended November 30, 2005, has been omitted. The results of operations for the six-month period ended May 31, 2006 are not necessarily indicative of results for the entire year ending November 30, 2006.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $134,342 for the period from October 17, 2001 (inception) to May 31, 2006, and has no sales. The future of the Company is critically dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. As at May 31, 2006, management has no arrangements in place for future financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary, in the event the Company cannot continue in existence.

TEXADA VENTURES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2006
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

Cash consists of cash on deposit with high quality major financial institutions, and to date has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits. For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At May 31, 2006, the Company had no cash equivalents.

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

TEXADA VENTURES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2006
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

TEXADA VENTURES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2006
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

5.	OFFICE EQUIPMENT

	2006			2005
		ACCUMULATED	NET BOOK	NET BOOK
	COST	AMORTIZATION	VALUE	VALUE

Computer equipment	$2,873	$559	$2,314	$2,793

TEXADA VENTURES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

6.	RELATED PARTY TRANSACTIONS

Unless disclosed elsewhere in the financial statements, the following represents all significant balances and transactions entered into by the Company with its directors, shareholders or with companies related by virtue of common ownership or common directors:

During the six month period ended May 31, 2006, the Company’s director repaid an advance of $Nil (2005 – $3,900) for expenses incurred on the Company’s behalf. Accounts payable as at May 31, 2006 included $1,950 (2005 - $1,150) owing to the director for expenses incurred on the Company’s behalf.

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

Overview

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We have acquired a 100% undivided interest in a group of mineral claims located in the Wheaton River District in the Yukon Territory that we refer to as the Peek Claims. We have not earned any revenues to date. Our plan of operation is to continue to carry out exploration work on these claims in order to ascertain whether they possess commercially exploitable mineral deposits. We are presently in the exploration stage of our business and we can provide no assurance that commercially viable mineral deposit exist on our claims or that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs. We will not be able to determine whether or not our mineral claims contain a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability.

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

Recent Corporate Developments

We have experienced the following significant corporate developments since the completion of our fiscal quarter ended February 28, 2006:

1.

In April, 2006, we received the geological report on the results of Phase III of our exploration program completed in 2005. During the 2005 exploration season we completed detailed prospecting and geological investigation of a portion of the claims with geophysical anomalies identified during 2003. Samples of vein material present as “float” were collected, reviewed and submitted for geochemical analysis. Our geologist concluded that these results confirm earlier sample analyses by Texada and others. Prior to proceeding with Phase IV, our geologist recommends further geological engineering on the Peek Claims properties to define the exact source areas for the known and new vein float material because frost action may have moved the vein material further than originally assumed. Our geologist recommends a total of $10,000 to be reserved for a two stage delineation program. We have determined to proceed with our geologist’s recommendation and intend to proceed with the first phase of the delineation program during the 2006 summer exploration season.

2.	On March 28, 2006, our shares commenced trading on the Over-the-Counter Bulletin Board under the symbol “TXVT”.

The Peek Mineral Claims

We acquired a 100% interest in eight mineral claims known as the Peek Claims, located in Canada’s Yukon Territory, from Glen MacDonald of Vancouver, British Columbia by an agreement dated November 2, 2001 for consideration of $2,500.

The Yukon Quartz Mining Act (the “YQMA”) and its regulations govern the procedures involved in the location, recording and maintenance of mineral titles in the Yukon Territory. The YQMA also governs the issuance of quartz mining licenses which are long term licenses to produce minerals. Under the YQMA, title to Yukon quartz mineral claims can only be held by individuals or Yukon corporations. Because of this requirement, Glen MacDonald is holding the mineral claims in trust for us until we can determine whether there are significant mineral reserves on our claims. If we determine that there are significant mineral reserves on our claims we will incorporate a Yukon subsidiary to hold title to the claims and Mr. MacDonald will transfer the mineral claims to the subsidiary. The transfer will be at no cost to us other than the costs associated with the incorporation of the Yukon subsidiary.

Present Condition of the Property and Current State of Exploration

We are presently proceeding with the exploration of the Peek Claims to determine whether there are commercially exploitable mineral deposits on the property. The following is a summary of the status of our current exploration program on the Peek Claims:

Summary of Phase I – Exploration Program Results

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

Our geologist concluded that the results of Phase I warranted a further program of exploration. The first phase, which consisted of a geological review of prior exploration work on the Peek Claims, was completed at a cost of $5,000.

Summary of Phase II – Exploration Program Results

The second phase consisting of detailed geophysical surveys utilizing new and more sensitive geophysical techniques to enhance the data that currently exists on the claims focused specifically upon the presently known areas which our consultant has indicated may host minerals. The second phase was completed in late 2003. We received a geological report on the results of Phase II in April, 2004.

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

Summary of Phase III – Exploration Program Results

From June 23 to June 27, 2005, our geologist visited the Peek Claims property to conduct testing on areas of interest indicated by the previous phase of our geological program for prospective gold-silver mineralization. New showings were located and sampled. The samples were submitted for analysis and we received our geologist’s report with the assay results of Phase III in April, 2006.

According to the Phase III report, during the 2005 exploration season, our geologist completed detailed prospecting and geological investigation of a portion of the claims with geophysical anomalies identified during 2003. Samples of vein material present as “float” were collected, reviewed and submitted for geochemical analysis. Our geologist confirmed that the original epithermal vein systems contained copper, whereas the 2005 discovery contained copper in silver-deficient chalcopyrite. Six of the 2005 samples returned copper values ranging from 1,030 parts per million (ppm) (0.103%) to 4,974 ppm (0.497%) while two samples contained trace amounts.

Three samples, which were collected from the original mineralized zones tested earlier and better defined by our geophysical survey. Our geologist concluded that these results confirmed earlier sample analyses by Texada and others. Prior to proceeding with Phase IV, our geologist recommended further geological engineering on the Peek Claims properties to define the exact source areas for the known and new vein float material because frost action may have moved the vein material further than originally assumed. Our geologist recommended a total of $10,000 to be reserved for a two stage delineation program. We have determined to proceed with our geologist‘s recommendation and intend to proceed with the the delineation program during the summer exploration season.

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

In his report, our geologist recommended that, prior to proceeding with Phase IV, further geological engineering should be undertaken to define the exact source areas for the known and new vein float material. Our geologist recommended reserving a total of $10,000 for a two stage delineation program prior to commencing Phase IV of our exploration program. We have determined to proceed with our geologist’s recommendation and intend to proceed with the delineation program during the summer exploration season. Once we receive results from this stage of our exploration program, we will assess whether to proceed to any further exploration phases. In making this determination, we will make an assessment as to whether the results from our exploration program are sufficiently positive to enable us to obtain the financing necessary to proceed.

Our decision to proceed to Phase IV of our exploration program will be made based on factors such as the final assay results and the recommendations of our geologist, the grades of any mineralization found, the size and extent of the mineralized zones, and the strength of metal prices in international markets.

The expenditures made by us in the exploration of our mineral claims may not result in the discovery of mineral deposits. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of exploration do not reveal viable commercial mineralization, we may decide to abandon our claims and acquire new claims for new exploration. The acquisition of additional claims will be dependent upon our possessing sufficient capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations. This assessment will include an assessment of our cash reserves after the completion of Phase III, the price of minerals and the market for financing of mineral exploration projects at the time of our assessment.

During this exploration stage, our president will only be devoting approximately five hours per week of his time to our business. [We do not foresee this limited involvement as negatively impacting our company over the next twelve months as all exploratory work is being performed by our geological consultant, Mr. Timmins, who contracts with appropriately experienced parties to complete work programs. If, however, the demands of our business require more business time of Mr. Branson, such as raising additional capital or addressing unforeseen issues with regard to our exploration efforts, he is prepared to adjust his timetable to devote more time to our business. However, Mr. Branson may not be able to devote sufficient time to the management of our business, as and when needed.

Cash Requirements

We anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures over the Next Twelve Months (US$)
Professional Fees	$20,000
Office Expenses	$5,000
Mineral Exploration Expenses	$10,000
TOTAL	$35,000

Our total expenditures over the next twelve months are anticipated to be approximately $35,000, the majority of which is due to general, legal, accounting and administrative expenses associated with our becoming a reporting issuer under the Exchange Act. We do not have plans to purchase any significant equipment during the next twelve months. After the twelve month period, and in the event we decide to proceed with Phase IV of our exploration program which is estimated to cost $120,000, we will need to obtain additional financing.

RESULTS OF OPERATIONS

Second Quarter and Six Month Summary

	Three Months Ended May 31			Six Months Ended May 31
			Percentage			Percentage
			Increase /			Increase /
	2006	2005	(Decrease)	2006	2005	(Decrease)
Revenue	$-	$-	N/A	$-	$-	N/A

Expenses	(6,499)	(2,481)	162.0%	(20,416)	(13,787)	48.1%

Net Income	$(6,499)	$(2,481)	162.0%	$(20,416)	$(13,787)	48.1%

Revenue

We have not earned any revenues to date. Our plan of operation is to continue to carry out exploration work on our claims in order to ascertain whether they possess commercially exploitable quantities of mineral deposits. We do not anticipate earning revenues until such time as we are able to locate and process commercially exploitable levels of mineral resources on our properties. We are presently in the exploration stage of our business and we can provide no assurance that a commercially viable mineral deposits exists on our claims or that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs. We will not be able to determine whether or not our mineral claims contain a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability.

General and Administrative Expenses

Our general and administrative expenses for the six months ended May 31, 2006 and May 31, 2005 consisted of the following:

	Three Months Ended May 31			Six Months Ended May 31
			Percentage			Percentage
			Increase /			Increase /
	2006	2005	(Decrease)	2006	2005	(Decrease)
Amortization expense	$239	$-	N/A	$478	$-	N/A
Exploration costs	-	-	N/A	-	-	N/A
Filing fees and regulatory	760	-	N/A	1,450	-	N/A
Loss on foreign exchange	171	(40)	527.5%	253	(252)	200.4%
Office and sundry	21	835	97.5%	69	5,106	98.6%
Professional fees	5,308	1,686	214.8%	18,166	8,933	103.4%
Total General and	$6,499	$2,481	162.0%	$20,416	$13,787	48.1%
Administrative Expenses

Our general and administrative expenses for the six months ended May 31, 2006 increased as compared to our expenses for the comparable period in 2005, primarily due to amortization of office equipment during the quarter ended May 31, 2006 and an increase in professional fees associated with our continuing reporting obligations under the Securities Exchange Act of 1934.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

			Percentage
	At May 31, 2006	At November 30, 2005	Increase / Decrease)
Current Assets	$8,001	$24,962	(67.9)%
Current Liabilities	(14,257)	(11,281)	26.4%
Working Capital Surplus	$(6,256)	$13,681	(145.7)%

Cash Flows
	Six Months Ended May 31,
	2006	2005
Net Cash used in Operating Activities	$(14,461)	$(16,005)
Net Cash from in Financing Activities	-	4,400
Net Cash from (used in) Investing Activities	-	-
Net Decrease in Cash During Period	$(14,461)	$(11,605)

As at May 31, 2006, we had cash of $8,001 and no pre-paid expenses. The decreases in our working capital surplus at May 31, 2006 from our year ended November 30, 2005, and the increases in our cash used during the period ended on May 31, 2006, from the comparable periods of the preceding fiscal year are primarily a result of the increase in our professional fees in connection with preparing and filing our Annual and Quarterly Reports as required under the Securities Exchange Act of 1934 and the fact that we had no revenue or sources of financing during the period ended May 31, 2006.

Since our inception, we have used our common stock to raise money for our operations and for our property exploration. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the period ended November 30, 2005, that there is substantial doubt that we will be able to continue as a going concern.

Future Financing

As at May 31, 2006, we had cash of $8,001. We do not expect our business to achieve profitability in the near future as we expect to continue to incur substantial exploration expenses. We will require additional funding in the event we proceed with Phase IV of our exploration program which is estimated to cost $120,000. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our estimated exploration expenses. We believe that debt financing will not be an alternative for funding. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time we locate mineral reserves on our mineral claims.

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

None.

CRITICAL ACCOUNTING POLICIES

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

Mineral Property Acquisition Payments and Exploration Costs

We follow a policy of expensing exploration expenditures until a production decision is made in respect of the project and we are reasonably assured that we will receive regulatory approval to permit mining operations which may include the receipt of a legally binding project approval certificate.

Management periodically reviews the carrying value of our investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that we will continue exploration on such project. We do not set a pre-determined holding period for properties with unproven deposits; however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

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

Impaired Asset Policy

We periodically review our long-lived assets when applicable to determine if any events or changes in circumstances have transpired which indicate that the carrying value of our assets may not be recoverable, pursuant to guidance established in Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-lived Assets”. We determine impairment by comparing the undiscounted future cash flows estimated to be generated by our assets to their respective carrying amounts. If impairment is deemed to exist, the assets will be written down to fair value.

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

We have incurred a net loss of $134,342 for the period from October 17, 2001 (inception) to May 31, 2006, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern.

If we do not obtain additional financing, our business will fail.

In order for us to perform any further exploration or extensive testing we may need to obtain additional financing. As at May 31, 2006, we had cash of $8,001. We currently do not have any income. Our business plan calls for significant expenses in connection with the exploration of our mineral claims. We will require additional financing if further exploration programs are necessary. We will require additional financing to sustain our business operations if we are not successful in earning revenues once our exploration is complete.

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

Mr. Branson is our sole director and executive officer. He owns 49% of the outstanding shares of our common stock. Accordingly, he will have a significant influence in determining the outcome of all corporate transactions or other matters including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Branson may differ from the interests of the other stockholders. Factors which could cause the interests of Mr. Branson to differ from the interest of other stockholders include his ability to devote the time required to run a mineral exploration company.

If we do not obtain clear title to our mineral claims, our business may fail.

Under Yukon law, title to Yukon quartz mineral claims can only be held by individuals or Yukon corporations. Since we are a Nevada corporation we are not legally allowed to hold claims in the Yukon Territory. Our mineral claims are being held in trust for us by Glen MacDonald, the vendor of our Peek Claims and the recorded title holder to the Peek Claims. If we confirm significant mineral reserves exist on our mineral claims we intend to incorporate a Yukon subsidiary to hold title the mineral claims and Mr. MacDonald will transfer the claims to the subsidiary. Until we can confirm significant mineral reserves on the Peek Claims, Mr. MacDonald is holding the claims in trust for us. However, there could be situations such as the death of Mr. MacDonald that could interfere with our ability to obtain clear title to the mineral claims. If we are unable to obtain clear title to the mineral claims, our business will likely fail and investors may lose their entire investment in Texada.

Our independent auditor believes that there is substantial doubt that we can continue as a going concern which, if true, raises substantial doubt that a purchaser of our common stock will receive a return on his or her investment. We have incurred a net loss of $134,342 during the period from

October 17, 2001 (inception) to May 31, 2006, and will likely continue to incur further losses as we continue our exploration program. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral properties. If we are not able to continue as a going concern, it is likely any holder of our common stock will lose his or her investment in that stock.

As we undertake exploration of our mineral claims, we will be subject to compliance with government regulations that may increase the anticipated cost of our exploration program.

There are several governmental regulations that materially restrict mineral exploration or exploitation. We will be subject to the YQMA as we carry out our exploration program. An annual exploration expenditure of $100 per claim is required by the YQMA to maintain the claims in good standing. Alternatively, an annual payment of $100 per claim in lieu of work is sanctioned by the YQMA to maintain claims in good standing. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these regulations. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program. Our annual cost of compliance with the YQMA is presently $711 (CDN$800) per year. As we undertake exploration of our mineral claims, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program.

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

As our business assets and our director and officer is located outside of the United States, investors may be limited in their ability to enforce civil actions against our assets or our director and officer.

Our business assets are located in Canada and our director and officer is a resident of Canada. Consequently, it may be difficult for the United States investors to effect service of process within the United States upon our assets or our director or officer, or to realize in the United States upon judgments of the United States courts predicated upon civil liabilities under U.S. Federal Securities Laws. There is substantial doubt whether an original action could be brought successfully in Canada against any of our assets or our director and officer predicated solely upon such civil liabilities.

Because Our Stock Is A Penny Stock, Stockholders Will Be More Limited In Their Ability To Sell Their Stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system.

Because our securities constitute "penny stocks" within the meaning of the rules, the rules apply to us and to our securities. The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them. As long as the trading price of our common stock is less than $5.00 per share, the common stock will be subject to Rule 15g-9 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

1.	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

2.

contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws;

3.	contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

4.	contains a toll-free telephone number for inquiries on disciplinary actions;

5.	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

6.	contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

ITEM 3.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended May 31, 2006. We have not filed any Current Reports on Form 8-K since May 31, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXADA VENTURES INC.

Date: July 14, 2006	By:	/s/ Marc Branson
MARC BRANSON
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)