Form 10QSB
period 2006-08-31
TEXADA VENTURES INC
filed 2006-10-20
CIK 1174907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended August 31, 2006

[    ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________ to ________

COMMISSION FILE NUMBER 000-51563

TEXADA VENTURES INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	98-0431245
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

Suite 720 - 990 West Broadway
Vancouver, British Columbia, Canada V5Z 1K5
(Address of principal executive offices)

(604) 618-9327
Issuer's telephone number

977 Keith Road
West Vancouver, British Columbia, Canada V7T 1M6
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the
Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes [X] No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 12, 2006, the Issuer had 12,146,667 Shares of Common
Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended August 31, 2006 are not necessarily indicative of the results that can be expected for the year ending November 30, 2006.

As used in this Quarterly Report, the terms “we”, “us”, “our”, the “Company” and “Texada” mean Texada Ventures Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

TEXADA VENTURES INC.
(An Exploration Stage Company)

THIRD QUARTER FINANCIAL STATEMENTS

AUGUST 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

TEXADA VENTURES INC.
(An Exploration Stage Company)

BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	AUGUST 31	NOVEMBER 30
	2006	2005

ASSETS

Current
Cash	$3,763	$22,462
Prepaid expenses	-	2,500
	3,763	24,962

Office Equipment, net	2,074	2,793

	$5,837	$27,755

LIABILITIES

Current
Accounts payable and accrued liabilities	$19,471	$11,281

STOCKHOLDERS’ (DEFICIENCY) EQUITY

Capital Stock
Authorized:
100,000,000 common shares with a par value of
$0.001 per share
100,000,000 preferred shares with a par value of
$0.001 per share

Issued:
12,146,667 common shares at August 31, 2006	12,147	12,147
12,146,667 common shares at November 30, 2005

Additional paid-in capital	118,253	118,253

Deficit Accumulated During The Exploration Stage	(144,034)	(113,926)
	(13,634)	16,474

	$5,837	$27,755

The accompanying notes are an integral part of these financial statements

TEXADA VENTURES INC.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
					OCTOBER 17
	THREE MONTHS ENDED		NINE MONTHS ENDED		2001 TO
	AUGUST 31		AUGUST 31		AUGUST 31
	2006	2005	2006	2005	2006

Revenue	$-	$-	$-	$-	$-

Expenses
Amortization expense	240	-	718	-	799
Exploration costs	-	-	-	-	17,500
Filing fee and
regulatory	2,393	813	3,843	813	8,663
(Gain) Loss on foreign
exchange	72	141	325	(111)	611
Mineral property			-
acquisition payment	-	-		-	2,500
Mineral property			-
option payments	-	-		-	850
Office and sundry	19	825	88	5,931	10,266
Professional fees	6,968	4,130	25,134	13,064	102,845

Net Loss For The Period	$9,692	$5,909	$30,108	$19,697	$144,034

Basic And Diluted Loss
Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average
Number Of Shares
Outstanding	12,146,667	12,146,667	12,146,667	12,054,595

The accompanying notes are an integral part of these financial statements

TEXADA VENTURES INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			OCTOBER 17
	NINE MONTHS ENDED		2001 TO
	AUGUST 31		AUGUST 31
	2006	2005	2006

Cash Provided By (Used In)

Cash Flows From (Used In) Operating Activities
Net loss for the period	$(30,108)	$(19,697)	$(144,034)
Item not involving cash:
Amortization	718	-	799

Changes in non-cash operating working capital
items
Accounts payable and accrued liabilities	8,191	(2,059)	19,471
Accounts receivable	-	(304)	-
Advances to related parties	-	3,450	-
Prepaid expense	2,500	-	-
	(18,699)	(18,610)	(123,764)

Cash Flows From (Used In) Financing Activities
Issue of share capital	-	4,400	130,400
Due to related parties	-	1,950	-
	-	6,350	130,400

Cash Flows From (Used In) Investing Activity
Office equipment purchase	-	-	(2,873)

Net (Decrease) Increase In Cash	(18,699)	(12,260)	3,763

Cash, Beginning Of Period	22,462	47,783	-

Cash, End Of Period	$3,763	$35,523	$3,763

Cash Paid During The Period For:
Interest paid	$-	$-	$-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements

TEXADA VENTURES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This information should be read in conjunction with the Company’s financial statements and notes thereto for the fiscal year ended November 30, 2005. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the annual financial statements for the fiscal year ended November 30, 2005, has been omitted. The results of operations for the nine month period ended August 31, 2006 are not necessarily indicative of results for the entire year ending November 30, 2006.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $144,034 for the period from October 17, 2001 (inception) to August 31, 2006, and has no sales. The future of the Company is critically dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. As at August 31, 2006, management has no arrangements in place for future financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary, in the event the Company cannot continue in existence.

TEXADA VENTURES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2006
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

Cash consists of cash on deposit with high quality major financial institutions, and to date has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits. For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At August 31, 2006, the Company had no cash equivalents.

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

TEXADA VENTURES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2006
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

TEXADA VENTURES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2006
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

5.	OFFICE EQUIPMENT

		2006		2005
		ACCUMULATED	NET BOOK	NET BOOK
	COST	AMORTIZATION	VALUE	VALUE

Computer equipment	$2,873	$799	$2,074	$2,793

TEXADA VENTURES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

6.	RELATED PARTY TRANSACTIONS

Unless disclosed elsewhere in the financial statements, the following represents all significant balances and transactions entered into by the Company with its directors, shareholders or with companies related by virtue of common ownership or common directors:

During the nine month period ended August 31, 2006, the Company’s director repaid an advance of $Nil (2005 – $3,900) for expenses incurred on the Company’s behalf. Accounts payable as at August 31, 2006 included $1,950 (2005 - $1,150) owing to the director for expenses incurred on the Company’s behalf.

These transactions were in the normal course of operations and were measures at the exchange amount, which represented the amount of consideration established and agreed to by the related parties.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute “forward-looking statements”. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-KSB and our Current Reports on Form 8-K.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We have acquired a 100% undivided interest in a group of mineral claims located in the Wheaton River District in the Yukon Territory, Canada that we refer to as the Peek Claims. We have not earned any revenues to date. Our plan of operation is to continue to carry out exploration work on these claims in order to ascertain whether they possess commercially exploitable mineral deposits. We are presently in the exploration stage of our business and we can provide no assurance that commercially viable mineral deposits exist on our claims or that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs. We will not be able to determine whether or not our mineral claims contain a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability.

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

RECENT CORPORATE DEVELOPMENTS

As a result of our failure to generate substantial revenues since our inception, we have determined to review our initial business plan in order to evaluate the progress of our mining business. We have not attained profitable operations to date and are dependent upon obtaining financing to pursue our plan of operation. Following Dr. Veltheer’s acquisition of 49% of our issued and outstanding shares and his appointment to the board of Texada, we have determined to continue to develop our current mining business under Dr. Veltheer’s guidance. In addition, we may try to seek other business opportunities.

We have experienced the following significant corporate developments since the completion of our fiscal quarter ended May 31, 2006:

1.

On October 18, 2006, we entered into a loan agreement with Dr. John Veltheer pursuant to which we received a loan of $50,000 from Dr. Veltheer. The loan is evidenced by a promissory note and bears interest at a rate of 12% per year. The loan matures on October 18, 2007.

2.	On October 14, 2006, Dr. Veltheer was appointed as a member of our board of directors and Mr. Marc Branson resigned as a member of our board of directors. Dr. Veltheer has ten years of experience at the executive level of public and private companies dealing with regulatory compliance and corporate governance matters. Currently, Dr. Veltheer is a director of SES Solar Inc.; the chief executive officer, secretary, treasurer and a director of Vecten Corporation; and the president and a director of Iridium Capital Inc. We presently pay Dr. Veltheer a nominal salary of $2,000 per month in consideration of management consulting services provided by Dr. Veltheer to Texada.

3.

On September 25, 2006, Marc Branson entered into a share purchase agreement (the “Share Purchase Agreement”) with Dr. John Veltheer. Pursuant to the Share Purchase Agreement, Mr. Branson agreed to transfer 6,000,000 shares of our common stock held by him to Dr. Veltheer at an aggregate price of $9,000. Mr. Branson also resigned as our President, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer. The transaction resulted in a change of control of Texada as after giving effect to the transfer, the 6,000,000 shares of common stock transferred represented approximately 49% of the shares of Texada outstanding. Under the terms of the Share Purchase Agreement, Mr. Branson was to appoint Dr. Veltheer as a director of Texada and subsequently resign as a director. The appointment of Dr. Veltheer as a director and the resignation of Mr. Branson as a director was effected 10 days following the mailing and delivery to our stockholders of an Information Statement pursuant to section 14(f) of the Securities Exchange Act of 1934 and Rule 14f-1 thereunder. The Information Statement was delivered to stockholders on October 3, 2006 and the appointment of Dr. Veltheer and resignation of Mr. Branson was effected on October 14, 2006.

4.

During the summer exploration season of 2006, we proceeded with the first phase of the delineation program. A field crew selected one of the sample sites and excavated a pit nearby, upslope, to examine the soil profile and suggest where the bedrock source for the float might occur. Boulder-rich overburden was present to a depth of seven feet, including more fragments of sulphide-rich quartz. Below seven feet, the ground is frozen by perma-frost and the quartz vein fragments discontinued. Thus, our geologist concluded the source of the float lies further upslope and perhaps is within the geophysical conductors located earlier. A detailed, close- spaced, soil geochemical survey over the conductors using a plugger style overburden sampling drill was recommended to locate the bed rock source of the mineralization.

PEEK MINERAL CLAIMS

We acquired a 100% interest in eight mineral claims known as the Peek Claims, located in Canada’s Yukon Territory, from Glen MacDonald of Vancouver, British Columbia, Canada by an agreement dated November 2, 2001 for consideration of $2,500.

The Yukon Quartz Mining Act (the “YQMA”) and its regulations govern the procedures involved in the location, recording and maintenance of mineral titles in the Yukon Territory. The YQMA also governs the issuance of quartz mining licenses which are long term licenses to produce minerals. Under the YQMA, title to Yukon quartz mineral claims can only be held by individuals or Yukon corporations. Because of this requirement, Glen MacDonald is holding the mineral claims in trust for us until we can determine whether there are significant mineral reserves on our claims. If we determine that there are significant mineral reserves on our claims, we will incorporate a Yukon subsidiary to hold title to the claims and Mr. MacDonald will transfer the mineral claims to the subsidiary. The transfer will be at no cost to us other than the costs associated with the incorporation of the Yukon subsidiary.

Present Condition of the Properties and Current State of Exploration

We are presently proceeding with the exploration of the Peek Claims to determine whether there are commercially exploitable mineral deposits on the properties. The following is a summary of the status of our current exploration program on the Peek Claims:

Summary of Phase I – Exploration Program Results

The results of our Phase I exploration program delineated three main zones of mineralization in addition to other mineralized showings that warrant additional exploration work. The three main mineralization zones identified by our geologist are described as follows:

(i)	the North grid, containing moderate gold-silver and silver-lead soil geochemical anomalies and include intense “spot” highs;

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

The results of Phase II of our exploration program confirmed the anomaly concerning the gold-silver bearing galena and tetrahedrite mineralization developing along the contacts on the north and south ends of Gold Hill. The anomaly was confirmed in the more detailed “vector geophysics survey” and warranted further exploration according to our geologist. Our geologist concluded that the results of Phase II confirmed that the geological review which identified area warranted a further program of exploration. The report recommended further evaluation of data obtained from the detailed geophysical surveying conducted on presently known mineralized areas during Phase II, which demonstrated that these areas have a geophysical signature that could indicate an unseen depth or length extent, and further geological surveying and sampling of the same to identify and confirm targets for the Phase IV drilling.

Summary of Phase III – Exploration Program Results

From June 23, 2005 to June 27, 2005, our geologist visited the Peek Claims properties to conduct testing on areas of interest indicated by the previous phases of our geological program for prospective gold-silver mineralization. New showings were located and sampled. The samples were submitted for analysis and we received our geologist’s report with the assay results of Phase III in April, 2006.

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

Three samples were collected from the original mineralized zones tested earlier and they were better defined by our geophysical survey. In April, 2006, we received the geological report on the results of Phase III of our exploration program completed in 2005. During the 2005 exploration season we completed detailed prospecting and geological investigation of a portion of the claims with geophysical anomalies identified during 2003. Samples of vein material present as “float” were collected, reviewed and submitted for geochemical analysis. Our geologist concluded that these results confirm earlier sample analyses by Texada and others. Prior to proceeding with Phase IV, our geologist recommends further geological engineering on the Peek Claims properties to define the exact source areas for the known and new vein float material because frost action may have moved the vein material further than originally assumed. Our geologist recommends a total of $10,000 to be reserved for a two stage delineation program.

During the summer exploration season of 2006, we proceeded with the first phase of the delineation program. A field crew selected one of the sample sites and excavated a pit nearby, upslope, to examine the soil profile and suggest where the bedrock source for the float might occur. Boulder-rich overburden was present to a depth of seven feet, including more fragments of sulphide-rich quartz. Below seven feet the ground is frozen by perma-frost and the quartz vein fragments discontinued. Thus, our geologist concluded the source of the float lies further upslope and perhaps is within the geophysical conductors located earlier. A detailed, close-spaced, soil geochemical survey over the conductors using a plugger style overburden sampling drill was recommended to locate the bed rock source of the mineralization.

Phase IV – Exploration Program

In the event that we proceed with Phase IV of our exploration program, we will implement a drilling program expected to take place over a period of two weeks, which will target any mineralized zone or zones of interest identified in our Phase I, II and III exploration results. The results of any drilling will be used to assess whether further geological exploration and drilling of identified mineralized areas is warranted. The funding required for the drilling program and our ability to complete the drilling program will be dependent on the amount of funds we have available for exploration and our exploration priorities.

We will not be able to determine whether or not our mineral claims contain a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability.

PLAN OF OPERATION

As a result of our failure to generate substantial revenues since our inception, we have not been satisfied with our initial business plan to this point. We are presently reviewing the current state of our business in detail with consultants in order to evaluate the progress of our mining business. At the present time, we intend to continue to develop our current mining business under Dr. Veltheer’s guidance. In addition, although there is no assurance, we may try to seek other business opportunities.

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

In his report, our geologist recommended that, prior to proceeding with Phase IV, further geological engineering should be undertaken to define the exact source areas for the known and new vein float material. Our geologist recommended reserving a total of $10,000 for a two stage delineation program prior to commencing Phase IV of our exploration program. We proceeded with our geologist’s recommendation and completed the first phase of the delineation program during the summer exploration season of 2006. A detailed, close-spaced, soil geochemical survey over the conductors using a plugger style overburden sampling drill was recommended to locate the bed rock source of the mineralization following completion of phase I of the delineation program.

Once we receive results from this stage of our exploration program, we will assess whether to proceed to any further exploration phases. In making this determination, we will make an assessment as to whether the results from our exploration program are sufficiently positive to enable us to obtain the financing necessary to proceed.

Our decision to proceed to Phase IV of our initial exploration program will be made based on factors such as the final assay results and the recommendations of our geologist, the grades of any mineralization found, the size and extent of the mineralized zones, and the strength of metal prices in international markets.

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

During this exploration stage, Dr. Veltheer, our President, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer, will only be devoting approximately ten hours per week of his time to our business. We do not foresee this limited involvement as negatively impacting our company over the next twelve months as all exploratory work is being performed by our geological consultant, Mr. Timmins, who contracts with appropriately experienced parties to complete work programs. If, however, the demands of our business require more business time of Dr. Veltheer, such as raising additional capital or addressing unforeseen issues with regard to our exploration efforts, he is prepared to adjust his timetable to devote more time to our business. However, Dr. Veltheer may not be able to devote sufficient time to the management of our business, as and when needed.

Cash Requirements

We anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures over the Next Twelve Months (US$)
Professional Fees	$50,000
Office Expenses	$5,000
Mineral Exploration Expenses	$10,000
TOTAL	$65,000

Our total expenditures over the next twelve months are anticipated to be approximately $65,000, the majority of which is due to general, legal, accounting and administrative expenses associated with our reporting obligations under the Exchange Act. We do not have plans to purchase any significant equipment during the next twelve months. After the twelve month period, and in the event we decide to proceed with Phase IV of our exploration program, which is estimated to cost $120,000, we will need to obtain additional financing. Our management have agreed to provide by way of loan the funding required to pay our legal, audit and administrative expenses until we secure additional financing.

RESULTS OF OPERATIONS

Third Quarter and Nine Month Summary

	Three Months Ended August 31			Nine Months Ended August 31
			Percentage			Percentage
			Increase /			Increase /
	2006	2005	(Decrease)	2006	2005	(Decrease)
Revenue	$-	$-	N/A	$-	$-	N/A
Expenses	(9,692)	(5,909)	64.0%	(30,108)	(19,697)	52.9%
Net Income	$(9,692)	$(5,909)	64.0%	$(30,108)	$(19,697)	52.9%

Revenue

We have not earned any revenues to date. Our plan of operation is to continue to carry out exploration work on our claims in order to ascertain whether they possess commercially exploitable quantities of mineral deposits. We do not anticipate earning revenues until such time as we are able to locate and process commercially exploitable levels of mineral resources on our properties. We are presently in the exploration stage of our business and we can provide no assurance that a commercially viable mineral deposit exists on our claims or that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs. We will not be able to determine whether or not our mineral claims contain a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability.

Expenses

Our expenses for the nine months ended August 31, 2006 and August 31, 2005 consisted of the following:

	Three Months Ended August 31			Nine Months Ended August 31
			Percentage			Percentage
			Increase /			Increase /
	2006	2005	(Decrease)	2006	2005	(Decrease)
Amortization expense	$240	$-	100.0%	$718	$-	100.0%
Filing fees and regulatory	2,393	813	194.3%	3,843	813	372.7%
Loss (Gain) on foreign	72	141	(49)%	325	(111)	392.8%
exchange
Office and sundry	19	825	(97.7)%	88	5,931	(98.5)%
Professional fees	6,968	4,130	68.7%	25,134	13,064	92.4%
Total Expenses	$9,692	$5,909	64.0%	$30,108	$19,697	52.9%

Our expenses for the nine months ended August 31, 2006 increased as compared to our expenses for the comparable period in 2005, primarily due to amortization of office equipment during the quarter ended August 31, 2006 and an increase in professional fees associated with our continuing reporting obligations under the Exchange Act.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At August 31, 2006	At November 30, 2005	Increase / (Decrease)
Current Assets	$3,763	$24,962	(84.9)%
Current Liabilities	(19,471)	(11,281)	72.6%
Working Capital Surplus	$(15,708)	$13,681	(114.8)%

Cash Flows
	Nine Months Ended August 31,
	2006	2005
Net Cash used in Operating Activities	$(18,699)	$(18,610)
Net Cash from in Financing Activities	-	6,350
Net Cash from (used in) Investing Activities	-	-
Net Decrease in Cash During Period	$(18,699)	$(12,260)

As at August 31, 2006, we had cash of $3,763 and no pre-paid expenses. The decreases in our working capital at August 31, 2006 from our year ended November 30, 2005, and the increases in our cash used during the period ended on August 31, 2006, from the comparable periods of the preceding fiscal year are primarily a result of the increase in our professional fees in connection with preparing and filing our Annual and Quarterly Reports as required under the Exchange Act and the fact that we had no revenue or sources of financing during the period ended August 31, 2006. Accounts payable as at August 31, 2006 included $1,950 owing to our former director for expenses incurred on our behalf.

On October 18, 2006, we entered into a loan agreement with Dr. John Veltheer pursuant to which we received a loan of $50,000 from Dr. Veltheer. The loan is evidenced by a promissory note and bears interest at a rate of 12% per year. The loan matures on October 18, 2007. Since our inception, we have used our common stock to raise money for our operations and for our property exploration. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the period ended November 30, 2005, that there is substantial doubt that we will be able to continue as a going concern.

Future Financing

As at August 31, 2006, we had cash of $3,763. We do not expect our business to achieve profitability in the near future as we expect to continue to incur substantial exploration expenses. We will require additional funding in the event we proceed with Phase IV of our exploration program which is estimated to cost $120,000. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our estimated exploration expenses. We believe that debt financing will not be an alternative for funding. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time we locate mineral reserves on our mineral claims.

Currently, we do not have any financing arrangements in place and there is no assurance that we will be able to obtain sufficient financing in order to proceed beyond Phase III of our exploration program. Our management have agreed to provide by way of loan the funding required to pay our legal, audit and administrative expenses until we secure additional financing. If we do not obtain the necessary financing, then our plan of operation will be scaled back according to the amount of funds available. The inability to raise the necessary financing will severely restrict our ability to continue exploration programs as necessary.

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

Mineral Property Acquisition Payments and Exploration Costs

We follow a policy of expensing exploration expenditures until a production decision is made in respect of the project and we are reasonably assured that we will receive regulatory approval to permit mining operations, which may include the receipt of a legally binding project approval certificate.

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

RISKS AND UNCERTAINTIES

We have yet to attain profitable operations and because we will need additional financing to fund our exploration activities, our accountants believe that there is substantial doubt about our ability to continue as a going concern.

We have incurred a net loss of $144,034 for the period from October 17, 2001 (inception) to August 31, 2006, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern.

If we do not obtain additional financing, our business will fail.

In order for us to perform any further exploration or extensive testing we may need to obtain additional financing. As at August 31, 2006, we had cash of $3,763. We currently do not have any income. Our business plan calls for significant expenses in connection with the exploration of our mineral claims. We will require additional financing if further exploration programs are necessary. We will require additional financing to sustain our business operations if we are not successful in earning revenues once our exploration is complete.

Because our sole executive officer does not have formal training specific to the technicalities of mineral exploration, there is a higher risk that our business will fail.

Dr. John Veltheer, our sole executive officer and director, does not have formal training as geologist and lacks the technical training and experience in managing an exploration company. Additionally, Dr. Veltheer has never managed any company involved in starting or operating a mine. With no direct training or experience in these areas, our management may not be fully aware of many of the specific requirements related to working within this industry. Our decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to our lack of experience in this industry.

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

Because we anticipate that our operating expenses will increase prior to our earning revenues, we may never achieve profitability.

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

Dr. John Veltheer, our President, also holds positions as a director in SES Solar Inc., a US reporting company engaged in business of engineering, manufacturing and distributing high-performance photovoltaic solar tiles and modules; the chief executive officer, secretary, treasurer and a director of Vecten Corporation, a start-up private equity fund; and the president and a director of Iridium Capital Inc., a private Canadian company that provides start-up consulting services. Because we are in the early stages of our business, Dr. Veltheer devotes approximately ten hours per week to our company’s affairs. If the demands of our business require the full business time of Dr. Veltheer, he is prepared to adjust his timetable to devote more time to our business. However, Dr. Veltheer may not be able to devote sufficient time to the management of our business, as and when needed. It is possible that the demands of Dr. Veltheer’s other interests will increase with the result that he would no longer be able to devote sufficient time to the management of our business. Competing demands on Dr. Veltheer’s time may lead to a divergence between his interests and the interests of other stockholders.

Because our President, Dr. John Veltheer, owns 49% of our outstanding common stock, investors may find that corporate decisions influenced by Dr. Veltheer are inconsistent with the best interests of other stockholders.

Dr. Veltheer is our sole director and sole executive officer. He owns 49% of the outstanding shares of our common stock. Accordingly, he will have a significant influence in determining the outcome of all corporate transactions or other matters including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Dr. Veltheer may differ from the interests of the other stockholders. Factors which could cause the interests of Dr. Veltheer to differ from the interest of other stockholders include his ability to devote the time required to run a mineral exploration company.

If we do not obtain clear title to our mineral claims, our business may fail.

Under Yukon law, title to Yukon quartz mineral claims can only be held by individuals or Yukon corporations. Since we are a Nevada corporation, we are not legally allowed to hold claims in the Yukon Territory. Our mineral claims are being held in trust for us by Glen MacDonald, the vendor of our Peek Claims and the recorded title holder to the Peek Claims. If we confirm that significant mineral reserves exist on our mineral claims, we intend to incorporate a Yukon subsidiary to hold title to the mineral claims and Mr. MacDonald will transfer the claims to the subsidiary. Until we can confirm significant mineral reserves on the Peek Claims, Mr. MacDonald is holding the claims in trust for us. However, there could be situations such as the death of Mr. MacDonald that could interfere with our ability to obtain clear title to the mineral claims. If we are unable to obtain clear title to the mineral claims, our business will likely fail and investors may lose their entire investment in Texada.

Our independent auditor believes that there is substantial doubt that we can continue as a going concern which, if true, raises substantial doubt that a purchaser of our common stock will receive a return on his or her investment. We have incurred a net loss of $144,034 during the period from October 17, 2001 (inception) to August 31, 2006, and will likely continue to incur further losses as we continue our exploration program. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral properties. If we are not able to continue as a going concern, it is likely any holder of our common stock will lose his or her investment in that stock.

As we undertake exploration of our mineral claims, we will be subject to compliance with government regulations that may increase the anticipated cost of our exploration program.

There are several governmental regulations that materially restrict mineral exploration or exploitation. We will be subject to the YQMA as we carry out our exploration program. An annual exploration expenditure of $90 (CDN$100) per claim is required by the YQMA to maintain the claims in good standing. Alternatively, an annual payment of $90 (CDN$100) per claim in lieu of work is sanctioned by the YQMA to maintain claims in good standing. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these regulations. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program. Our annual cost of compliance with the YQMA is presently $723 (CDN$800) per year. As we undertake exploration of our mineral claims, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program.

We may conduct further offerings in the future in which case current shareholdings will be diluted.

We may conduct further equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. The result of this could reduce the value of the stock of our shareholders. If we issue additional stock, shareholders’ percentage interest in us will be lower. This condition is often referred to as “dilution”.

As our business assets and our director and officer are located outside of the United States, investors may be limited in their ability to enforce civil actions against our assets or our director and officer.

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

Because our securities constitute “penny stocks” within the meaning of the rules, the rules apply to us and to our securities. The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them. As long as the trading price of our common stock is less than $5.00 per share, the common stock will be subject to Rule 15g-9 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

1.	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

2.

contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws;

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

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

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

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS.

None.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.                OTHER INFORMATION.

None.

ITEM 6.                EXHIBITS.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended.(1)

4.1	Form of Share Certificate.(1)

10.1	Mineral Claim Purchase Agreement.(1)

10.2	Loan Agreement dated October 18, 2006 between John Veltheer and Texada Ventures Inc.

14.1	Code of Ethics.(2)

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Share Purchase Agreement dated September 25, 2006 between Marc Branson and John Veltheer.(3)

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on April 15, 2003, as amended.
(2)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on March 9, 2006.
(3)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 29, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXADA VENTURES INC.

Date:	October 20, 2006	By:	/s/ John Veltheer
JOHN VELTHEER
Chief Executive Officer, Chief Financial Officer
President, Secretary, Treasurer, and Director
(Principal Executive Officer
and Principal Accounting Officer)