Form 10KSB
period 2006-11-30
TEXADA VENTURES INC
filed 2007-02-28
CIK 1174907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the fiscal year ended November 30, 2006
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

Issuer’s telephone number

Securities registered under Section 12(b) of the Exchange Act: NONE.
Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 Par Value Per Share.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes       No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes       No

State issuer’s revenues for its most recent fiscal year: $NIL.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:   $54,660,002 based on a price of $0.90 per share, being the last sale price of the Company’s common stock as of February 23, 2007.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.   As of February 23, 2007, the Issuer had 60,733,335 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one):      Yes       No

TABLE OF CONTENTS

PART I		1
ITEM 1	DESCRIPTION OF BUSINESS	3
ITEM 2	DESCRIPTION OF PROPERTY	7
ITEM 3	LEGAL PROCEEDINGS	15
ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	15
PART II		16
ITEM 5	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	16
ITEM 6	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	17
ITEM 7	FINANCIAL STATEMENTS	29
ITEM 8	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	28
ITEM 8A	CONTROLS AND PROCEDURES	28
ITEM 8B	OTHER INFORMATION	28
PART III		29
ITEM 9	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT	29
ITEM 10	EXECUTIVE COMPENSATION	30
ITEM 11	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	51
ITEM 12	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	32
ITEM 13	EXHIBITS	33
ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES	33

PART I

Forward Looking Statements

Certain statements contained in this Annual Report on Form 10-KSB constitute “forward-looking statements”. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Information concerning the interpretation of drill results and mineral resource estimates also may be deemed to be forward-looking statements, as such information constitutes a prediction of what mineralization might be found to be present if and when a project is actually developed. You are cautioned that any such forward-looking statements are not guarantees and may involve risks and uncertainties. Our actual results may differ materially from those in the forward-looking statements due to risks facing us or due to actual facts differing from the assumptions underlying our predictions. Some of these risks and assumptions include:

•

general economic and business conditions, including changes in interest rates, fluctuations in the prices for base metals, fluctuations in prices for securities in the resource sector, demand for base metals and other economic and business conditions;

•	natural phenomena or disasters that may affect completion of drill programs, exploration work, completion of feasibility studies or development, if warranted;
•	actions by government authorities, including changes in government regulation, permitting requirements or environmental legislation;
•	the company’s ability to raise sufficient financing to complete its planned exploration work on its properties and to place its properties into development, if warranted;
•	future decisions by management in response to changing conditions; and
•	misjudgments, inaccurate assumptions or changes in conditions related to forward-looking statements.

Certain risks and uncertainties include those set forth under the caption “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Form 10-KSB. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-QSB and our current reports on Form 8-K.

We advise you that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. The Company assumes no obligation to update its forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such statements. You should not place undue reliance on such forward-looking statements.

As used in this Annual Report, the terms “we”, “us”, “our”, “Texada” and the “Company” mean Texada Ventures Inc., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars unless otherwise indicated.

Explanatory Note

On November 20, 2006, we effected a forward stock split of our authorized, issued and outstanding common stock, whereby each one (1) share of our common stock prior to the stock split was equal to five (5) shares of common stock after the effective date of the stock split. As a result, our authorized capital increased from 100,000,000 shares of common stock with a par value of $0.001 to 500,000,000 shares of common stock with a par value of $0.001. Our issued and outstanding share capital increased from 12,146,667 shares of common stock to 60,733,335 shares of common stock. The forward stock split became effective with NASD’s Over-the-Counter Bulletin Board at the opening of the market on November 20, 2006, under the new stock symbol “TXDV”. Our new CUSIP number is 881718 20 9. Information contained in this annual report gives effect to the forward split.

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

granite	A course-grained (intrusive) ingenious rock consisting of quartz, feldspar and mica.
igneous	A type of rock which has been formed by the consolidation of magma, a molten substance from the earth’s core.

intrusive	A body of igneous rock formed by the consolidation of magma intruded into other rocks, in contrast to lavas, which are extruded upon the surface.

mafic	Igneous rocks composed mostly of dark iron and magnesium rich minerals.
massive	Solid (without fractures) wide (thick) rock unit.
meta- sedimentary	Metamorphosed sedimentary rocks.

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

CORPORATE BACKGROUND

We were incorporated on October 17, 2001, under the laws of the State of Nevada. Our principal offices are located at Suite 720 – 990 West Broadway, Vancouver, British Columbia, Canada V5Z 1K5. Our phone number is (604) 562-6915. Our facsimile number is (604) 662-8974.

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

As a result of our failure to generate substantial revenues since our inception, we have determined to review our initial business plan in order to evaluate the progress of our mining business. We have not attained profitable operations to date and are dependent upon obtaining financing to pursue our plan of operation. In September 2006, Dr. John Veltheer acquired approximately 49% of our issued and outstanding shares and was appointed to the board of Texada. We revised our strategy to develop our current mining business under Dr. Veltheer’s guidance. In addition, we are seeking other business opportunities to acquire mineral properties or projects.

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

On November 9, 2006, we announced that we entered a letter of intent to acquire Paddington Gold Holdings Pty. Ltd., an Australian company that has entered an agreement with Barrick (PD) Australia Limited to acquire certain mineral assets located in Australia.

On January 11, 2007, we reported that we entered into a term sheet (the “Term Sheet”) with Paddington Gold Holdings Pty. Ltd, an Australian company (“Paddington Holdco”), and Link Investment Holdings S.A., a Luxembourg company and the parent company of Paddington Holdco (“Link”), that superseded and replaced a letter agreement dated November 9, 2006. Pursuant to the Term Sheet, we (and the shareholders of Paddington Holdco) arranged for investors to advance $5 million (Australian dollars) to facilitate a deposit paid by Paddington Holdco in connection with the acquisition by Paddington Holdco from Barrick (PD) Australia Limited, an Australian company (“Barrick”), of certain mineral assets located in Australia under the terms of an Asset Purchase Agreement between Paddington Holdco and Barrick.

The transactions contemplated under the Term Sheet were contingent upon, among other things, (i) us raising at least US$55 million in financing to fund the acquisition; (ii) negotiation of definitive documentation on or before January 27, 2007; (iii) closing of the acquisition on or before January 29, 2007; and (iv) Paddington Holdco delivering financial statements to comply with the requirements of the Securities and Exchange Commission on or before January 29, 2007. These conditions were not satisfied and we continued negotiations with Link and Paddington Holdco to extend the terms of the Term Sheet.

On February 21, 2007, we received written notice from Michael Silver, Chairman of Link, that the arrangements with Texada were cancelled. Consequently, the Term Sheet was terminated.

Management is currently evaluating its options with respect to the arrangements with Link and Paddington Holdco.

RECENT CORPORATE DEVELOPMENTS

The following other significant corporate developments occurred during our fiscal year ended November 30, 2006:

1.

During the summer exploration season of 2006, we proceeded with the first phase of the delineation program. A field crew selected one of the sample sites and excavated a pit nearby, upslope, to examine the soil profile and suggested where the bedrock source for the float might occur. Boulder-rich overburden was present to a depth of seven feet, including more fragments of sulphide-rich quartz. Below seven feet, the ground is frozen by perma-frost and the quartz vein fragments discontinued. Thus, our geologist concluded the source of the float lies further upslope and perhaps is within the geophysical conductors located earlier. A detailed, close-spaced, soil geochemical survey over the conductors using a plugger style overburden sampling drill was recommended to locate the bed rock source of the mineralization.

2.

On September 25, 2006, Marc Branson entered into a share purchase agreement (the “Share Purchase Agreement”) with Dr. John Veltheer. Pursuant to the Share Purchase Agreement, Mr. Branson agreed to transfer 30,000,000 (post-split) shares of our common stock held by him to Dr. Veltheer at an aggregate price of $9,000. Mr. Branson also resigned as our President, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer. The transaction resulted in a change of control of Texada as after giving effect to the transfer, the 30,000,000 (post-split) shares of common stock transferred represented approximately 49% of the shares of Texada outstanding. Under the terms of the Share Purchase Agreement, Mr. Branson was to appoint Dr. Veltheer as a director of Texada and subsequently resign as a director. The appointment of Dr. Veltheer as a director and the resignation of Mr. Branson as a director was effected 10 days following the mailing and delivery to our stockholders of an Information Statement pursuant to section 14(f) of the Securities Exchange Act of 1934 and Rule 14f-1 thereunder. The Information Statement was delivered to stockholders on October 3, 2006, and the appointment of Dr. Veltheer and resignation of Mr. Branson was effected on October 14, 2006.

3.

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

4.

On October 18, 2006, we entered into a loan agreement with Dr. John Veltheer pursuant to which we received a loan of $50,000 from Dr. Veltheer. The loan is evidenced by a promissory note and bears interest at a rate of 12% per year. The loan matures on October 18, 2007.

5.

On November 9, 2006, we entered into a letter agreement (the “Letter Agreement”) with Link. Pursuant to the terms of the letter agreement, we agreed to arrange for the provision of $2.5 million Australian dollars to Link to facilitate the payment of half of the $5 million Australian dollar deposit payable by Link to Barrick (PD) Australia Limited, an Australian company, in connection with the acquisition by Link from Barrick (PD) of Australia of certain mineral interests located in Australia. We arranged for the provision of the 2.5 million Australian dollars as the first step in the proposed acquisition by our company of all of the issued and outstanding shares of Paddington Holdco, an Australian company and wholly-owned subsidiary of Link, from Link in exchange for the issuance by our company of 17 million shares of our Company’s common stock to Link. Upon the successful acquisition of the said mineral interests by Link from Barrick (PD) Australia, we agreed to pay a finder’s fee to each of two finders in the amount of US$2.5 million in shares of our company’s common stock at a price to be determined and $1.5 million Australian dollars in cash. In addition, we agreed to convert the 5 million Australian dollar deposit paid to Barrick (PD) Australia by Link into 40 million shares of our Company’s common stock. The issuance of shares of our company’s common stock contemplated by the letter agreement refer to the number of shares to be issued after our company has effected a five (5) for one (1) forward stock split.

6.

On November 20, 2006, we effected a forward stock split of our authorized, issued and outstanding common stock, whereby each one (1) share of our common stock prior to the stock split was equal to five (5) shares of common stock after the effective date of the stock split. As a result, our authorized capital increased from 100,000,000 shares of common stock with a par value of $0.001 to 500,000,000 shares of common stock with a par value of $0.001. Our issued and outstanding share capital increased from

12,146,667 shares of common stock to 60,733,335 shares of common stock. The forward stock split became effective with NASD’s Over-the-Counter Bulletin Board at the opening of the market on November 20, 2006, under the new stock symbol “TXDV”. Our new CUSIP number is 881718 20 9.

7.

On January 11, 2007, we entered into the Term Sheet with Paddington  Holdco and Link that superseded and replaced the Letter Agreement. Pursuant to the Term Sheet, we (and the shareholders of Paddington Holdco) have arranged for investors to advance $5 million (Australian dollars) to facilitate a deposit paid by Paddington Holdco in connection with the acquisition of Paddington Holdco from Barrick of certain mineral assets located in Australia. We arranged for the provision of the $5 million (Australian dollars) as the first step in the proposed acquisition by our Company of all of the issued and outstanding share capital of Paddington Holdco, in exchange for (a) the issuance by our Company’s common stock to the shareholders of Paddington Holdco and (b) advancing the consideration required for Paddington Holdco to purchase the mineral assets of Barrick. We agreed that concurrent with the acquisition of the mineral assets by Paddington Holdco from Barrick, we would pay a finder’s fee to each of two finders in the amount of US$500,000 in cash and shares of our Company’s common stock with a value of US$1.2 million (based on a price to be determined). Additionally, we agreed to reimburse one finder US$250,000 for expenses incurred in connection with the acquisition. The transactions contemplated under the Term Sheet were contingent upon, among other things, (i) us raising at least US$55 million in financing to fund the acquisition; (ii) negotiation of definitive documentation on or before January 27, 2007; (iii) closing of the acquisition on or before January 29, 2007; and (iv) Paddington Holdco delivering financial statements to comply with the requirements of the Securities and Exchange Commission on or before January 29, 2007. These conditions were not satisfied and we continued negotiations with Link and Paddington Holdco to extend the terms of the Term Sheet.

8.

On February 21, 2007, we received written notice from Michael Silver, Chairman of Link, that the arrangements with Texada were cancelled. Consequently, the Term Sheet was terminated. Management is currently evaluating its options with respect to the arrangements with Link and Paddington Holdco.

We have no probable or proven reserves on any of our properties. No assurance can be given that minerals will be discovered in sufficient quantities and grade at any of our properties to justify commercial operations or that funds required for development can be obtained on a timely basis, if ever. Whether a mineral deposit will be commercially viable depends on a number of factors, some of which are: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; metal prices, which are highly cyclical; and government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. If we are unable to upgrade our mineralized material to proven and probable reserves in sufficient quantities to justify commercial operations, we will be unable to develop mines and our financial condition and result of operations could be adversely affected.

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

We purchased a 100% interest in eight mineral claims known as the Peek Claims, located in the Yukon Territory, Canada, from Glen MacDonald of Vancouver, British Columbia by an agreement dated November 2, 2001 for consideration of $2,500. We do not own any property other than our interest in the Peek Claims. We rent office space at Suite 720 – 990 West Broadway, Vancouver, British Columbia, Canada V5Z 1K5 at $150 per month.

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

Location, Infrastructure and Access

The Peek Claims cover a broad northwest trending ridge south of Pugh Peak (referred to locally as “Gold Hill”), extending from the Wheaton River to Hodnett Lakes. The property lies 40 km south of Whitehorse, the capital of the Yukon Territory, at geographical coordinates 60 16’N latitude, 135 06’W longitude, see Figure 1 below.

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

The Wheaton River/Lake Bennett district was first explored by prospectors traveling along the major lakes and rivers of southwestern Yukon in the early 1890’s. More intensive exploration began in 1906 after the discovery of free gold and gold-silver tellurides on Gold Hill. Wagon roads were built along the Wheaton River, Thompson Creek and Stevens Creek to provide access to numerous adits and pits on Mount Anderson. Limited mining of high grade gold and silver bearing ore occurred on the Gold Reef vein at the northeastern end of Gold Hill and on the Becker-Cochran (Whirlwind) property on the west face of Mount Anderson.

From the mid-1920’s to the late 1960’s, little exploration of significance took place. By the 1970’s, many of the old showings were restaked as an increase in the value of base and precious metals rekindled the interest of prospectors and mining companies in the area. The Venus and Arctic mines again operated on Montana Mountain between 1969 to 1971. The Venus Mine was again rehabilitated during 1980 to 1981 and a new mill was installed at the southern end of Windy Arm, but no ore was processed.

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

2.

Gold-silver and telluride bearing quartz veins spatially related to the “Tally-Ho Shear Zone”, sheared and chloritized mafic volcanic rocks and nearby sheared or unsheared granitic rocks and Jurassic Laberge Group arkosic sedimentary rocks.

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

The material legislation applicable to us is the Yukon Quartz Mining Act (the “YQMA”), administered by the Minerals Management Branch. The YQMA and its regulations govern the procedures involved in the location, recording and maintenance of mineral titles in the Yukon Territory. The YQMA also governs the issuance of quartz mining licenses which are long term licenses to produce minerals. Under the YQMA, the grant of a quartz mineral claim entitles the holder to an interest in the land subject to the mineral claim and, more specifically, entitles the holder thereof to enter, locate, prospect and mine for minerals on any vacant territorial lands in the Yukon Territory and any lands in the Yukon Territory where the right to enter, prospect and mine for minerals is reserved for the Government of the Yukon Territory. The Government of the Yukon Territory retains freehold ownership of the land which is subject to the mineral claims.

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

RECOMMENDATION OF GEOLOGICAL REPORT AND GEOLOGICAL EXPLORATION PROGRAM

In June 2002, we hired Mr. W. Timmins, P.Eng to provide an initial Geological Report on the Peek Claims. Mr. Timmins has 39 years experience as a consulting geologist. He graduated from the Provincial Institute of Mining in Haileybury, Ontario, Canada in 1956 and attended Michigan Technological University from 1962 to 1965. He has been a licensed professional Engineer (Geology) in British Columbia since 1969. The purpose of this report was to evaluate the area of the claim group, and the prior exploration work conducted on the claims, and to recommend an exploration program. This review was based upon previous explorations performed on the Peek Claims including soil geochemical and electromagnetic surveys, geological mapping, bulldozer and blast trenching and underground drifting. Mr. Timmins is familiar with the Peek Claims having consulted on exploration programs conducted there during the 1980’s and visited the property in 1999 and 2001.

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

Summary of Phase III – Exploration Program Results

From June 23 – June 27, 2005 our geologist visited the Peek Claims property to conduct testing on areas of interest indicated by the previous phase of our geological program for prospective gold-silver mineralization. New showings were located and sampled. The samples were submitted for analysis and we received our geologist’ report with the assay result of Phase III in April 2006.

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

Three samples were collected from the original mineralized zones tested earlier and they were better defined by our geophysical survey. In April 2006, we received the geological report on the results of Phase III of our exploration program completed in 2005. During the 2005 exploration season we completed detailed prospecting and geological investigation of a portion of the claims with geophysical anomalies identified during 2003. Samples of vein material present as “float” were collected, reviewed and submitted for geochemical analysis. Our geologist concluded that these results confirm earlier sample analyses by Texada and others. Prior to proceeding with Phase IV, our geologist recommends further geological engineering on the Peek Claims properties to define the exact source areas for the known and new vein float material because frost action may have moved the vein material further than originally assumed. Our geologist recommends a total of $10,000 to be reserved for a two stage delineation program.

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

A geologist for the company visited the property again in the fall and selected five samples of sulphide-rich ultra-basic volcanic rock (basaltic composition) to test for the possibility that platinum group metals (“PGM’s”) might be present in this environment. PGM’s were reported from other properties in the area recently and the host rock units traverse the area of the Company’s claims. No PGM’s were detected in the samples tested for the Company.

Phase IV – Exploration Program

In the event that we proceed with Phase IV or our exploration program, we will implement a drilling program expected to take place over a period of two weeks, which will target any mineralized zone or zones of interest identified in our Phase I, II and III exploration results. The results of any drilling will be used to assess whether further geological exploration and drilling of identified mineralized areas is warranted. The funding required for the drilling program and our ability to complete the drilling program will be dependent on the amount of funds we have available for exploration and our exploration priorities.

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

Table 1 - Claim Status

Claim Name	Grant Numbers	Current Expiry Date

PEEK 1-8	YC 19158 - 165	August 19, 2007

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Public Market for Common Stock

Our common stock is quoted on the OTC Bulletin Board which is sponsored by the National Association of Securities Dealers (NASD). The OTC Bulleting Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current “bids” and “asks” as well as volume information. The OTC Bulletin Board is not considered a “national exchange.” Our common shares commenced trading on the OTC Bulletin Board in May 2006.

The high and low bid quotations of our common stock on the OTC Bulletin Board as reported by the NASD were as follows:

Period	High	Low

December 2005- November 2006

First Quarter	N/A	N/A

Second Quarter (1)	$ 0.025	$ 0.025

Third Quarter	$ 0.025	$ 0.025

Fourth Quarter	$ 0.025	$ 0.010

(1) Our common shares commenced trading on the OTC Bulletin Board on May 5, 2006. Thus, the second quarter high and low bid quotations of our common stock reflect the time period between May 5, 2006 and May 31, 2006. There was no reported trading volume in our stock during the year ended November 30, 2006.

Period	High(2)	Low(2)	Volume

December 2006 - February 22, 2007

December 2006 (1)	$ 0.010	$ 0.010	0

January 2007	$ 1.020	$ 0.010	2,823,320

February 1- 22 , 2007	$ 1.020	$ 0.990	168,000

(1) There was no reported trading volume in our stock during the month ended December 31, 2006.

(2) As reported by NASD.

The closing price of our shares of common stock as reported by NASD under the symbol “TXDV” was $0.90 per share on February 26, 2007.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the SEC, which: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities’ laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form as the SEC requires by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer: (a) with bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer’s account.

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

Holders of Common Stock

As of February 28, 2007, we had 4 stockholders of record, including CEDE&Co., a depositary, holding 60,733,335 of our issued and outstanding shares of common stock.

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

Recent Sales Of Unregistered Securities

We have not completed any sales of securities without registration pursuant to the Securities Act of 1933 during the fiscal year ended November 30, 2006 that have not been reported on our Quarterly Reports on Form 10-QSB during the year.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

As a result of our failure to generate substantial revenues since our inception, we have not been satisfied with our initial business plan to this point. We are presently reviewing the current state of our business in detail with consultants in order to evaluate the progress of our mining business. At the present time, we intend to continue to develop our current mining business under Dr. Veltheer’s guidance and seeking other business opportunities, including the acquisition of Paddington Holdco.

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

During this exploration stage, Dr. Veltheer, our President, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer, will only be devoting approximately twenty hours per week of his time to our business. We do not foresee this limited involvement as negatively impacting our company over the next twelve months as all exploratory work is being performed by our geological consultant, Mr. Timmins, who contracts with appropriately experienced parties to complete work programs. If, however, the demands of our business require more business time of Dr. Veltheer, such as raising additional capital or addressing unforeseen issues with regard to our exploration efforts, he is prepared to adjust his timetable to devote more time to our business. However, Dr. Veltheer may not be able to devote sufficient time to the management of our business, as and when needed.

On November 9, 2006, we entered into a letter agreement with Link Investment Holdings S.A., a Luxembourg company (“Link”), in connection with our proposed acquisition of Paddington Gold Holdings Pty. Ltd., an Australian company which is wholly-owned by Link (“Paddington Holdco”). Paddington Holdco has an agreement with Barrick (PD) Australia Limited, an Australian company (“Barrick”), to acquire certain mineral assets located in Australia. On January 11, 2007, we entered into a term sheet with Paddington Holdco and Link that superseded and replaced the Letter Agreement. Pursuant to the Term Sheet, we (and the shareholders of Paddington Holdco) arranged for investors to advance $5 million (Australian dollars) to facilitate a deposit paid by Paddington Holdco in connection with the acquisition of Paddington Holdco from Barrick of certain mineral assets located in Australia. This was the first step in the proposed acquisition by us of all of the issued and outstanding share capital of Paddington Holdco, in exchange for (a) the issuance by our Company’s common stock to the shareholders of Paddington Holdco and (b) advancing the consideration required for Paddington Holdco to purchase the mineral assets of Barrick. The transactions contemplated under the Term Sheet were contingent upon, among other things, (i) us raising at least US$55 million in financing to fund the acquisition; (ii) negotiation of definitive documentation on or before January 27, 2007; (iii) closing of the acquisition on or before January 29, 2007; and (iv) Paddington Holdco delivering financial statements to comply with the requirements of the Securities and Exchange Commission on or before January 29, 2007. These conditions were not satisfied and we continued negotiations with Link and Paddington Holdco to extend the terms of the Term Sheet. On February 21, 2007, we received written notice from Michael Silver, Chairman of Link, that the arrangements with Texada were cancelled. Consequently, the Term Sheet was terminated. Management is currently evaluating its options with respect to the arrangements with Link and Paddington Holdco.

We incurred expenses of approximately $100,000 since November 30, 2006, in connection with our negotiations with Link and Texada.

We anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures over the Next Twelve Months (US$)

Professional Fees	$20,000
Office Expenses	$5,000
Mineral Exploration Expenses	$5,000
TOTAL	$30,000

Our total expenditures over the next twelve months are anticipated to be approximately $65,000, the majority of which is due to general, legal, accounting and administrative expenses associated with our becoming a reporting issuer under the Exchange Act. In the event we decide to proceed with Phase IV of our exploration program, which is estimated to cost $120,000, we will need to obtain additional financing of at least $200,000. Our management have agreed to provide by way of loan the funding required to pay our legal, audit and administrative expenses until we secure additional financing.

As of November 30, 2006, we had a working capital deficiency of $69,027. We incurred significant expenses negotiating and conducting due diligence in connection with our proposed acquisition of Paddington Holdco from Link. We received written notice from Link terminating the term sheet on February 21, 2007. We do not expect our business to achieve profitability in the near future as we expect to continue to incur substantial development and operating expenses. We will require additional funding to fund our working capital requirements. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or debt to fund our estimated general administration, exploration and other working capital requirements. We believe that debt financing will not be an alternative for funding. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time we locate mineral reserves on our mineral claims.

Currently, we do not have any financing arrangements in place and there is no assurance that we will be able to obtain sufficient financing to fund our capital requirements. If we do not obtain the necessary financing, then our plan of operation will be scaled back according to the amount of funds available. The inability to raise the necessary financing will severely restrict our ability to continue exploration programs or acquisition activities as planned.

RESULTS OF OPERATIONS

Summary
	Year Ended November 30
			Percentage
	2005	2004	Increase / (Decrease)
Revenue	--	--	N/A
General and Administrative Expenses	$85,501	$26,580	222%
Net Comprehensive Loss	$85,501	$26,580	222%

Revenue

We have not earned any revenues to date. Our plan of operation is to continue to carry out exploration work on our claims in order to ascertain whether they possess commercially exploitable quantities of mineral deposits and to explore acquisition opportunities. We do not anticipate earning revenues until such time as we are able to locate and process commercially exploitable levels of mineral resources on our properties or acquire commercially viable or producing properties. We are presently in the exploration stage of our business and we can provide no assurance that a commercially viable mineral deposit exists on our claims or that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs. We will not be able to determine whether or not our mineral claims contains a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability. Also, we cannot assure you that we will be able to acquire any commercially viable properties or, if acquired, that we will be able to develop or operate any acquired property in a profitable manner.

General and Administrative Expenses

Our general and administrative expenses for the years ended November 30, 2006 and 2005, consisted of the following:

	Years Ended November 30
	2006	2005	Percentage Increase / (Decrease)

Amortization expense	$718	$80	897%
Consulting	$6,000	-	N/A
Exploration costs	$2,591	-	N/A
Filing fees and regulatory	$6,162	$1,029	499%
Interest on shareholder loan	$750	-	-
Loss (gain) on foreign exchange	$815	($60)	(1458)%
Mineral property option payments	-	$850	N/A
Office and sundry	$447	$6,420	(93)%
Professional fees	$65,943	$18,261	361%
Total General and Administrative Expenses	$85,501	$26,580	322%

Our general and administrative expenses for the year ended November 30, 2006, were greater than our general and administrative expenses for the same period in 2005, primarily due to amortization of office equipment during the quarter ended August 31, 2006, and an increase in professional fees associated with our continuing reporting obligations under the Exchange Act.

We anticipate general and administrative expenses will increase significantly as we complete due diligence related to our proposed acquisition of Paddington Holdco. If the acquisition is completed, overall expenses will increase significantly.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
	At November 30, 2006	At November 30, 2005	Percentage Increase / (Decrease)

Current Assets	$139,349	$24,492	458%
Current Liabilities	$208,376		N/A
Working Capital (Deficit)	$69,027	$13,681	505%

Cash Flows
		Years Ended November 30
		2006	2005
Cash Flows Used In Operating Activities		$(33,245)	$(26,848)
Cash Flows Used In Investing Activities		$(78,340)	$(2,873)
Cash Flows Provided By Financing Activities		$150,000	$4,400
Net Increase (Decrease) In Cash During Period		$38,415	$(25,321)

As at November 30, 2006, we had a working capital deficiency of $69,027 and a cash balance of $60,877 compared to working capital of $13,681 and a cash balance of $22,462 as at November 30, 2005. As at February 28, 2007, we had cash of $44,674 and no pre-paid expenses. Our working capital decreased as a result of legal expenses and other increases in our professional fees paid in connection with exploring potential transactions.

Future Financing

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares and debt will result in dilution to our existing stockholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing for to fund our planned business activities. We are an early stage company and currently do not have sufficient capital to fully fund the expected exploration work of our Peek Claims. We plan to spend approximately $10,000 during the fiscal year ending November 30, 2007 on exploration work related to our Peek Claims, and estimate that our general operating expenses during this period will be approximately $55,000.

In addition, we are in the process of evaluating potential acquisition opportunities. Consequently, we may require additional capital during the next twelve months to fund a plan of operation in connection with any acquisition. We cannot assure you that we will raise sufficient capital to fund our working requirements or any acquisition on acceptable terms, if at all.

We believe we will need to raise a minimum of $65,000 in the next few months to fund our working capital requirements. Failure to obtain sufficient financing may result in delaying or indefinite postponement of exploration on any or all of our properties or even a loss of property interest. We cannot be certain that additional capital or other types of financing will be available if needed or that, if available, the terms of such financing will be favorable or acceptable to us.

On February 12, 2007, we borrowed $50,000 from IFG Trust Services Inc. for working capital. The loan is evidenced by a demand note and bears interest at the rate of 8% per annum due February 14 of each year or upon demand.

Currently, we do not have any financing arrangements in place and there is no assurance that we will be able to obtain sufficient financing to continue as a going concern. Our management have agreed to provide by way of loan the funding required to pay our legal, audit and administrative expenses until we secure additional financing. If we do not obtain the necessary financing, then our plan of operation will be scaled back according to the amount of funds available. The inability to raise the necessary financing will severely restrict our ability to continue exploration programs as necessary.

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

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. At November 30, 2006 and 2005, we have no stock equivalents that were anti-dilutive and excluded from the earnings per share computation.

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

We have incurred a net loss of $199,427 for the period from October 17, 2001 (inception) to November 30, 2006, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern.

We may be unable to continue as a going concern.

We had a working capital deficit of $69,027 at November 30, 2006. There is doubt about our ability to continue as a going concern due to our lack of working capital for our planned business activities. We currently do not have sufficient working capital to meet our on-going obligations. We are also in the process of seeking sufficient financing to implement our business strategy. Our ability to raise additional financing will be contingent on our ability to restructure our liabilities and may require us to restructure our capital structure. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

If we do not obtain additional financing, our business will fail.

In order for us to perform any further exploration or extensive testing and to meet our on-going working, we may need to obtain additional financing. We currently do not have any income. Our business plan calls for significant expenses in connection with the exploration of our mineral claims and acquisition of additional properties. We will require additional financing if further exploration programs are necessary. We will require additional financing to sustain our business operations if we are not successful in earning revenues once our exploration is complete.

Because our sole executive officer does not have formal training specific to the technicalities of mineral exploration, there is a higher risk our business will fail.

Dr. John Veltheer, our sole executive officer and director, does not have formal training as a geologist and lacks the technical training and experience in managing an exploration company. Additionally, Dr. Veltheer has never managed any company involved in starting or operating a mine. With no direct training or experience in these areas, our management may not be fully aware of many of the specific requirements related to working within this industry. Our decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to our lack of experience in this industry.

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

Dr. Veltheer is our sole director and executive officer. He owns 49% of the outstanding shares of our common stock. Accordingly, he will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Dr. Veltheer may differ from the interests of the other stockholders. Factors which could cause the interests of Dr. Veltheer to differ from the interest of other stockholders include his ability to devote the time required run a mineral exploration company.

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

Our independent auditor believes there is substantial doubt that we can continue as a going concern which, if true, raises substantial doubt that a purchaser of our common stock will receive a return on his or her investment. We have incurred a net loss of $199,427 or the period from October 17, 2001 (inception) to November 30, 2006, and will likely continue to incur further losses as we continue our exploration program. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral properties. If we are not able to continue as a going concern it is likely any holder of our common stock will lose his or her investment in that stock.

As we undertake exploration of our mineral claims, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program.

There are several governmental regulations that materially restrict mineral exploration or exploitation. We will be subject to the YQMA as we carry out our exploration program. An annual exploration expenditure of $90 (CDN$100) per claim is required by the YQMA to maintain the claims in good standing. Alternatively an annual payment of $90 (CDN$100) per claim in lieu of work is sanctioned by the YQMA to maintain claims in good standing. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these regulations. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying our exploration program. Our annual cost of compliance with the YQMA is presently approximately $723 (CDN$800) per year.

As we undertake exploration of our mineral claims, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program.

We intend to conduct further offerings in the future in which case current shareholdings will be diluted.

We intend to conduct further equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. The result of this could reduce the value of the stock of our shareholders. If we issue additional stock, shareholders’ percentage interest in us will be lower. This condition is often referred to as “dilution”.

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

Because our securities constitute “penny stocks” within the meaning of the rules, the rules apply to us as and to our securities. The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them. As long as the trading price of our common stock is less than $5.00 per share, the common stock will be subject to Rule 15g-9 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

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

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgement of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

ITEM 7.	FINANCIAL STATEMENTS.
Index to Financial Statements:	Page

Audited financial statements as of November 30, 2006, including:

1.	Report of independent Registered Accounting Firm;	F-2
2.	Balance Sheets as of November 30, 2006 and 2005	F-3
3.	Statements of Operations for the year ended November 30, 2006 and 2005 and for the period	F-4
from October 17, 2001 (date of inception) to November 30, 2006;

4.	Statements of Cash Flows for the years ended November 30, 2006 2006 and for the period from	F-5
October 17, 2001 (date of inception) to November 30, 2006;
5.	Statement of Stockholders’ Equity (Deficiency) from October 17, 2001 (date of inception)	F-6
to November 30, 2006;
6.	Notes to Financial Statements.	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Texada Ventures Inc.

(An Exploration Stage Company)

We have audited the accompanying balance sheets of Texada Ventures Inc. (An Exploration Stage Company) as at November 30, 2006 and 2005 the related statements of operations, changes in stockholders’ equity and cash flows for the period from October 17, 2001 (inception) to November 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the Company’s financial statements as of and for the year ended November 30, 2003, and the cumulative data from October 17, 2001 (inception) to November 30, 2003 in the statements of operations, stockholders’ equity and cash flows, which were audited by other auditors whose report, dated October 6, 2004, which expressed an unqualified opinion, has been furnished to us. Our opinion, insofar as it relates to the amounts included for cumulative data from October 17, 2001 (inception) to November 30, 2003, is based solely on the report of the other auditors.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Texada Ventures Inc. (An Exploration Stage Company) as at November 30, 2006 and 2005, and the results of its operations and its cash flows for the period from October 17, 2001 (inception) to November 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ TELFORD SADOVNICK, P.L.L.C. CERTIFIED PUBLIC ACCOUNTANTS

February 28, 2007
Bellingham, Washington

TEXADA VENTURES INC.

(An Exploration Stage Company)

BALANCE SHEETS

(Stated in U.S. Dollars)

	November 30 2006	November 30 2005

ASSETS
Current
Cash	$60,877	$22,462
Prepaid expenses	132	2,500
Note receivable	78,340	—

	139,349	24,962

Office Equipment, net	—	2,793

	$139,349	$27,755

LIABILITIES
Current
Accounts payable and accrued liabilities	$57,626	$11,281
Shareholder loan	50,750	—
Promissory note payable	100,000	—

	208,376	11,281

STOCKHOLDERS’ (DEFICIENCY) EQUITY
Capital Stock
Authorized:
500,000,000 common shares with a par value of $0.001 per share
100,000,000 preferred shares with a par value of $0.001 per share
Issued:
60,733,335 common shares at November 30, 2006 and	60,733	60,733
60,733,335 common shares at November 30, 2005

Additional paid-in capital	69,667	69,667

Deficit Accumulated During The Exploration Stage	(199,427)	(113,926)

	(69,027)	16,474

	$139,349	$27,755

Contingency, Commitments And Contractual Obligations (Note 12)

The accompanying notes are an integral part of these financial statements

TEXADA VENTURES INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Stated in U.S. Dollars)

	YEARS ENDED NOVEMBER 30		CUMULATIVE PERIOD FROM INCEPTION OCTOBER 17 2001 TO NOVEMBER 30
	2006	2005	2006

Revenue	$—	$—	$—

Expenses
Amortization expense	718	80	798
Consulting	6,000	—	6,000
Exploration costs	2,591	—	20,091
Filing fee and regulatory	6,162	1,029	10,982
Interest on shareholder loan	750	—	750
Loss (gain) on foreign exchange	815	(60)	1,102
Loss on disposal of equipment	2,075	—	2,075
Mineral property acquisition payment	—	—	2,500
Mineral property option payments	—	850	850
Office and sundry	447	6,420	10,625
Professional fees	65,943	18,261	143,654

Total Expenses	85,501	26,580	199,427

Net Loss For The Period	$(85,501)	$(26,580)	$(199,427)

Basic And Diluted Loss Per Share	$(0.00)	$(0.00)	00,000

Weighted Average Number Of Shares Outstanding	60,733,335	60,387,765	00,000

The accompanying notes are an integral part of these financial statements

TEXADA VENTURES INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

	YEARS ENDED NOVEMBER 30		CUMULATIVE PERIOD FROM INCEPTION OCTOBER 17 2001 TO NOVEMBER 30
	2006	2005	2006

Cash Provided By (Used In)
Cash Flows (Used In) Operating Activities
Net loss for the period	$(85,501)	$(26,580)	$(199,427)
Adjustment to reconcile net loss to net cash used in
operating activities:
Amortization	718	80	798
Loss on disposal of equipment	2,075	—	2,075
Changes in operating assets and liabilities:
Prepaid expense	2,368	(2,500)	(132)
Shareholder loan	750	—	750
Accounts payable and accrued liabilities	46,345	(1,298)	57,626
Advances to related parties	—	3,450	—

Net cash used in operating activities	(33,245)	(26,848)	(138,310)

Cash Flows From Financing Activities
Shareholder loans received	50,000	—	50,000
Proceeds from notes payable	100,000	—	100,000
Issue of share capital	—	4,400	130,400

Net cash provided by financing activities	150,000	4,400	280,400

Cash Flows (Used In) Investing Activities
Advance of note receivable	(78,340)	—	(78,340)
Office equipment purchase	—	(2,873)	(2,873)

Net cash used in investing activities	(78,340)	(2,873)	(81,213)

Net Increase (Decrease) In Cash	38,415	(25,321)	60,877
Cash, Beginning Of Period	22,462	47,783	—

Cash, End Of Period	$60,877	$22,462	$60,877

Cash Paid During The Period For:
Interest paid	$—	$—	$—
Income taxes paid	—	—	—

The accompanying notes are an integral part of these financial statements

TEXADA VENTURES INC.

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

PERIOD FROM DATE OF INCEPTION, OCTOBER 17, 2001

TO NOVEMBER 30, 2006

(Stated in U.S. Dollars)

	COMMON STOCK			DEFICIT
				ACCUMULATED
	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	DURING THE EXPLORATION STAGE	TOTAL

Balance, October 17, 2001 (Date of
inception)	—	$—	$—	$—	$—
Shares issued for cash at $0.0002	30,000,000	30,000	(24,000)	—	6,000
Net loss for the period	—	—	—	(4,254)	(4,254)

Balance, November 30, 2001	30,000,000	30,000	(24,000)	(4,254)	1,746
Shares issued for cash at $0.004	30,000,000	30,000	90,000	—	120,000
Net loss for the year	—	—	—	(21,106)	(21,106)

Balance, November 30, 2002	60,000,000	60,000	66,000	(25,360)	100,640
Net loss for the year	—	—	—	(42,929)	(42,929)

Balance, November 30, 2003	60,000,000	60,000	66,000	(68,289)	57,711
Net loss for the year	—	—	—	(19,057)	(19,057)

Balance, November 30, 2004	60,000,000	60,000	66,000	(87,346)	38,654
Shares issued for cash at $0.006	733,335	733	3,667	—	4,400
Net loss for the year	—	—	—	(26,580)	(26,580)

Balance, November 30, 2005	60,733,335	60,733	69,667	(113,926)	16,474
Net loss for the year	—	—	—	(85,501)	(85,501)

Balance, November 30, 2006	60,733,335	$60,733	$69,667	$(199,427)	$(69,027)

On November 20, 2006, the Company effected a 5:1 forward stock split of the authorized, issued and outstanding common stock. All share amounts have been retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these financial statements.

TEXADA VENTURES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2006 AND 2005

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $199,427 for the period from October 17, 2001 (inception) to November 30, 2006, has a working capital deficiency of $69,027 and has no revenue. The future of the Company is dependent upon its ability to obtain financing, to locate commercial minable reserves, and upon future profitable operations. As at November 30, 2006, management has no arrangements in place for any future equity financing to seek additional capital through a private placement and public offering of its common stock. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOVEMBER 30, 2006 AND 2005

(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)	Cash

Cash consists of cash on deposit with high quality major financial institutions, and to date has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits. For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At November 30, 2006 and 2005, the Company had no cash equivalents.

b)	Mineral Property Interests

The Company is an exploration stage mining company and has not yet realized any revenue from its operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Exploration costs are expensed as incurred regardless of the stage of development or existence of reserves. Costs of acquisition are capitalized subject to impairment testing, in accordance with Financial Accounting Standards 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, when facts and circumstances indicate impairment may exist.

The Company regularly performs evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable.

TEXADA VENTURES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2006 AND 2005

(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

b)	Mineral Property Interests (Continued)

Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that the Company will continue exploration on such project. The Company does not set a pre-determined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that the Company will continue exploration on such project. The Company does not set a pre-determined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

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

TEXADA VENTURES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2006 AND 2005

(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

c)   Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such cases, the amount of the impairment is determined based on the relative fair values of the impaired assets. The Company tests the recoverability of the assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

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

e)	Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Transactions in Canadian and Australian dollars are translated into U.S. dollars as follows:

i)	monetary items at the rate prevailing at the balance sheet date;
ii)	non-monetary items at the historical exchange rate;
iii)	revenue and expenses at the average rate in effect during the applicable accounting period.

Gains and losses on translation are recorded in the statement of operations.

f)	Income Taxes

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

TEXADA VENTURES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2006 AND 2005

(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

g)	Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. At November 30, 2006 and 2005, the Company has no outstanding stock equivalents so basic and diluted loss per share are equivalent.

h)	Financial Instruments

The Company’s financial instruments consist of cash, note receivable, accounts payable and accrued liabilities, shareholder loan and promissory note payable. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.

i)	Office Equipment

Office equipment consisting of computer hardware is recorded at cost and is being amortized using the straight-line method over its estimated useful life of 3 years.

j)	Revenue Recognition

The Company recognizes revenue in accordance with the criteria outlined in Securities Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition”. Revenues will be recognized once they are earned; specifically when: (a) services are provided or products are delivered to customers, (b) clear proof that an arrangement exists, (c) amounts are fixed or can be determined, and (d) the Company’s ability to collect is reasonably assured.

TEXADA VENTURES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2006 AND 2005

(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

k)	Environmental Costs

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

The Company has adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset.

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

The Company’s financial statements are prepared using the accrual method of accounting and according to the provisions of SFAS No. 7, “Accounting and Reporting for Development Stage Enterprises,” as it devotes substantially all of its efforts to acquiring and exploring mineral properties in Yukon Territory, Canada. Until such properties are acquired and developed, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the exploration stage.

TEXADA VENTURES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2006 AND 2005

(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

n)	Comprehensive Income

The Company has adopted SFAS No. 130 – “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

3.	RECENT ACOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

TEXADA VENTURES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2006 AND 2005

(Stated in U.S. Dollars)

3.	RECENT ACOUNTING PRONOUNCEMENTS (Continued)

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity’s first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

TEXADA VENTURES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2006 AND 2005

(Stated in U.S. Dollars)

4.	DEFERRED SHARE OFFERING COSTS

The Company defers costs associated with offering of shares from treasury. These costs will be netted against proceeds from related share issuances. If the share offering fails to complete, the costs will be charged to operations. As at November 30, 2006, the Company had incurred $20,739 in legal costs towards the proposed acquisition further described in Note 12. Due to subsequent events regarding the proposed acquisition, the Company has expensed these costs at November 30, 2006.

5.	MINERAL PROPERTY INTEREST

Pursuant to an agreement dated November 2, 2001, the Company acquired a 100% interest in eight mineral claims located in the Whitehorse Mining District, Yukon Territory, Canada for cash consideration of $2,500. The property is being held in trust for the Company by a third party. During the year ended November 30, 2006, the Company incurred $2,591 in exploration expenses on this property.

6.	NOTE RECEIVABLE

During the year ended November 30, 2006, the Company advanced $78,340 (AUS$100,000) to Paddington Gold Holdings Pty. Ltd. (“Paddington Holdco.”), secured by a demand promissory note receivable, bearing interest at 10% per annum, repayable on the earlier of one year or upon closing of a merger transaction between the Company and Paddington Holdco. Refer to Notes 12 and 13.

7.	OFFICE EQUIPMENT

	2006			2005
		ACCUMULATED	NET BOOK	NET BOOK
	COST	AMORTIZATION	VALUE	VALUE

Computer equipment	$-	$-	$-	$2,793

During the year ended November 30, 2006, the Company disposed of its computer equipment to former management for zero proceeds, resulting in a loss on disposal of equipment of $2,075.

8.	RELATED PARTY TRANSACTIONS

Unless disclosed elsewhere in the financial statements, the following represents all significant balances and transactions entered into by the Company with its directors, shareholders or with companies related by virtue of common ownership or common directors:

a)	During the year ended November 30, 2006, the Company’s director repaid an advance of $Nil (2005 – $3,450).

b)

Accrued liabilities as at November 30, 2006 includes $4,000 (2005 - $NIL) owing to the director for consulting fees. During the year ended November 30, 2006, the Company incurred $6,000 in consulting fees to a director (2005 - $NIL).

c)	Accounts payable as at November 30, 2006 includes $3,125 (2005 - $1,950) owing to a former director for expenses incurred on the Company’s behalf.

TEXADA VENTURES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2006 AND 2005

(Stated in U.S. Dollars)

8.	RELATED PARTY TRANSACTIONS (Continued)

d)

As at November 30, 2006, the Company received an advance of $50,000 from a director. The amount is supported by a promissory note, bears interest at 12% per annum and matures October 18, 2007. Accrued interest of $750 has been recorded.

e)	The Company disposed of its computer equipment to prior management for zero proceeds, an amount other than fair value. Accordingly, $2,075 has been recorded as loss on disposal of equipment.

These transactions were in the normal course of operations and were measured at the exchange amount, which represented the amount of consideration established and agreed to by the related parties.

9.	PROMISSORY NOTE PAYABLE

During the year ended November 30, 2006, the Company entered into a demand promissory note with a third party for $100,000, to be repaid on demand together with interest at 8% per annum.

10.	COMMON STOCK

a)

On November 20, 2006, the Company effected a 5:1 forward stock split of its authorized, issued and outstanding common shares. As a result, the authorized share capital increased from 100,000,000 shares of common stock with a par value of $0.001 per share to 500,000,000 shares of common stock with a par value of $0.001 per share. The issued and outstanding share capital increased from 12,146,667 shares of common stock to 60,733,335 shares of common stock. All share amounts have been retroactively adjusted for all periods presented.

b)	During the year ended November 30, 2005, the Company issued 733,335 post-split common shares at a price of $0.006 per share for total gross proceeds of $4,400.
c)	The Company has no stock option plan, warrants or other dilutive securities.

11.	INCOME TAXES

The Company has adopted the provisions of SFAS 109, “Accounting for Income Taxes”. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years. The Company has approximately $196,900 of net operating loss carryforwards available to offset taxable income in future years which expire through fiscal 2026. For the periods ended November 30, 2006 and 2005, the valuation allowance established against the deferred tax assets increased by $30,215 and $38,700, respectively.

TEXADA VENTURES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2006 AND 2005

(Stated in U.S. Dollars)

11.	INCOME TAXES (Continued)

The components of the net deferred tax asset at November 30, 2006 and 2005, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are indicated below:

	November 30, 2006 $	November 30, 2005 $

Net Operating Losses	196,900	113,900

Statutory Tax Rate	35%	34%

Deferred Tax Asset	68,915	38,700

Valuation Allowance	(68,915)	(38,700)

Net Deferred Tax Asset	–	–

	2006	2005

Computed expected (benefit of) income taxes	$(29,050)	$(9,000)
Change in tax rates	(1,165)	-
Increase in valuation allowance	30,215	9,000

	$-	$-

The Company has incurred operating losses of approximately $196,900 which, if unutilized, will expire through to 2026. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry forwards:

		EXPIRATION
		DATE OF
		INCOME TAX
		OPERATING
	NET	LOSS CARRY
	LOSS	FORWARDS

2001	$4,300	2021
2002	21,100	2022
2003	42,900	2023
2004	19,000	2024
2005	26,600	2025
2006	83,000	2026

Total income tax operating loss carry forwards.	$196,900

TEXADA VENTURES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2006 AND 2005

(Stated in U.S. Dollars)

12.	CONTINGENCY, COMMITMENTS AND CONTRACTUAL OBLIGATIONS

On November 9, 2006, the Company entered into a Letter Agreement with Link Investment Holdings S.A. (“Link”), a Luxembourg company. On January 11, 2007, the Company entered into a Term Sheet with Paddington Gold Holdings Pty. Ltd. (“Paddington Holdco”), an Australian company, and Link, the parent company of Paddington Holdco that superseded and replaced the Letter Agreement. Pursuant to the Term Sheet, the Company and the shareholders of Paddington Holdco have arranged for investors to advance $3,917,000 (AUS$5,000,000) to facilitate a deposit paid by Paddington Holdco in connection with the acquisition by Paddington Holdco from Barrick (PD) Australia Limited (“Barrick”), an Australian company, of certain mineral assets located in Australia. The provision to pay the $3,917,000 (AUS$5,000,000) is the initial step in the proposed acquisition by the Company of 100% of the issued and outstanding shares of Paddington Holdco, in exchange for the issuance of 9,000,000 shares of the Company’s common stock to the shareholders of Paddington Holdco, and advances sufficient for Paddington Holdco to purchase certain mineral assets of Barrick. During the year ended November 30, 2006, the Company advanced $78,340 (AUS$100,000) to Paddington, secured by a Note receivable (Note 6). In order to fund the acquisition of the shares of Paddington Holdco, the Company expects to commence a financing to raise up to $60,000,000.

The Company also agreed that concurrent with the acquisition of the mineral assets by Paddington Holdco from Barrick, the Company would pay finder’s fees in the amount of $500,000 in cash and shares with a value of $1.2 million. Additionally, the Company has agreed to reimburse a third party $250,000 for expenses incurred in connection with the acquisition.

Closing of the transaction is contingent upon, among other things, the Company raising at least $55,000,000 in financing. There is no assurance that the Company will complete the financing or the acquisition of Paddington. Refer to Note 13.

The Company’s office is rented on a month-to-month basis at $150 per month.

13.	SUBSEQUENT EVENTS

On February 21, 2007, the Company received notice from Link that the Term Sheet described in Note 12 was terminated.

The Promissory Note between the Company and Paddington Holdco. is a Demand Promissory Note. At an appropriate time the Company will make demand for payment. Given that all options for restructuring the Paddington Holdco. deal or transferring the Company’s interest to a third party have not been extinguished, the Company is not yet prepared to demand payment. The Note will be written down to its fair value in a subsequent period should it be determined not to be collectible.

The Company entered into a demand promissory note with a third party for $50,000, to be repaid on demand together with interest at 8% per annum, interest payable annually due on or before February 14 of each year.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.	CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls And Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective and that our disclosure controls and procedures were adequately designed and are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. In addition, our principal executive officer and principal financial officer have determined that the disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed under the Exchange Act are accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes In Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or 15(d)-15(f)) that occurred during the company’s most recent fiscal quarter and the period covered by this annual report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION.

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Set forth below is a brief description of the background and business experience of our sole executive officer and director.

Name of Director	Age	Position
John Veltheer	40	Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and Director

Dr. John Veltheer was appointed our Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer effective September 26, 2006. Dr. Veltheer has had experience at the executive level of a number of public and private companies over the past nine years, including both established businesses and start-up ventures. He is also familiar with regulatory compliance and corporate governance requirements imposed by the United States Securities and Exchange Commission (the “SEC”). From 1999 to 2000, Dr. Veltheer was president and director of SUMmedia.com Inc. (OTCCB:ISUM), a U.S. reporting company where, in addition to significant fundraising, he oversaw the running of one of the Internet’s first eCoupon portals. From 2002 to 2003, Dr. Veltheer was the president and a director of Rapidtron, Inc. (OTCBB:RPDT), a U.S. reporting company and a leading provider of Radio Frequency Smart access control and ticketing/membership systems, where he was responsible for SEC compliance and corporate governance. From 2003 to 2005, Dr. Veltheer was vice-president, business development and later chief operating officer and director of House of Brussels Chocolates, Inc. (OTCBB:HBSL), a U.S. reporting company whose primary business is gourmet chocolate wholesaling. From 2005 to September 2006, Dr. Veltheer was president and director of SES Solar Inc. (OTCBB:SESI), a U.S. reporting company, where he managed a business combination with a Swiss Solar Energy concern and associated fundraising. Dr. Veltheer remains a director of SES Solar Inc. Dr. Veltheer is currently the chief executive officer, secretary, treasurer and a director of Vecten Corporation, a startup private equity fund. Dr. Veltheer continues to serve as the president and a director of Iridium Capital Inc., a private Canadian company that provides its clients with start-up consulting services. Dr. Veltheer received his B.Sc. Chemistry (Honours) from Queen’s University in 1988 and his Ph.D. (Chemistry) from the University of British Columbia in 1993.

Dr. Veltheer does not have formal training as a geologist or in the technical or managerial aspects of management of a mineral exploration company. Dr. Veltheer’s prior managerial and consulting positions have not been in the mineral exploration industry. Accordingly, we will have to rely on the technical services of others to advise us on the managerial aspects specifically associated with a mineral exploration company.

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

CODE OF ETHICS

We have adopted a Code of Ethics applicable to our officers and directors which is a “code of ethics” as defined by applicable rules of the SEC. Our Code of Ethics is attached as an exhibit to this Annual Report. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our Chief Executive Officer, Chief Financial Officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a current report on Form 8-K filed with the SEC.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, other than as described below, no other reports were required for those persons, we believe that, during the year ended November 30, 2006, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Securities Exchange Act of 1934:

Name and Principal Position	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form

John Veltheer, Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director	None	None	None
ITEM 10.	EXECUTIVE COMPENSATION.

We did not pay any salary, bonus or other compensation to Mark Branson since our inception on October 17, 2001. In October, we paid Dr. Veltheer $2,000. For the month beginning in November, we agreed to pay Dr. Veltheer, our sole director and officer, a nominal salary of $4,000 per month in consideration of management consulting services provided by Dr. Veltheer to Texada. We do not have any stock options outstanding. No stock options or stock appreciation rights under any stock incentive plans were granted to any officers or directors of Texada since our inception. We have no employment contracts, termination of employment or change-in-control arrangements with any of our executive officers or directors.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of February 28, 2007 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) named executive officers, and (iv) officers and directors as a group. At this time, only one shareholder falls within these categories, Mr. Marc Branson, Director, President, Secretary and Treasurer. The shareholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (1)

Officers and Directors and Holders of More than 5% of Our Common Stock

Common Stock	John Veltheer President, Secretary, Treasurer and Director, 2957 West 21st Avenue Vancouver, British Columbia, Canada V6L 1K7	30,000,000 Direct	49%

Common Stock	All Officers and Directors as a Group (1 person)	30,000,000	49%

(1)

Applicable percentage of ownership is based on 60,733,335, shares of common stock issued and outstanding as of February 28, 2007, together with securities exercisable or convertible into shares of common stock within 60 days of February 28, 2007 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of February 28, 2007 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

EQUITY COMPENSATION PLAN INFORMATION AS AT NOVEMBER 30, 2006
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity Compensation Plans approved by security holders	Nil	N/A	N/A

Equity Compensation Plans not approved by security holders	Nil	N/A	N/A

Total	Nil	N/A	N/A
ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as disclosed below, none of the following persons has had any direct or indirect material interest in any transaction to which we have been a party since our incorporation or in any transaction to which we are proposed to be a party, other than the Share Purchase Agreement:

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

We issued 30,000,000 shares of common stock on November 1, 2001 to Mr. Marc Branson, our former president, secretary and treasurer. Mr. Branson acquired these shares at a price of $0.001 per share. These shares were issued pursuant to Section 4(2) of the Securities Act and are restricted shares as defined in the Act. This issuance was made to Mr. Branson who is a sophisticated individual and, by way of his positions as president, secretary, and treasurer, is in a position of access to relevant and material information regarding our operations.

Effective September 25, 2006, Marc Branson entered into a share purchase agreement (the “Share Purchase Agreement”) with Dr. John Veltheer. Pursuant to the Share Purchase Agreement, Mr. Branson transferred 30,000,000 shares of the Company’s Common Stock held by him to Dr. Veltheer at an aggregate price of $9,000.

During the nine-month period ended August 31, 2006, Mr. Branson, our former director, repaid and advance of $Nil (2005 -- $3,900) for expenses incurred. Accounts payable as at August 31, 2006, included $1,950 (2005 -- $1,150) owing to Mr. Branson for expenses incurred on the Company’s behalf. These transactions were in the normal course of operations and were measures at the exchange amount, which represented the amount of consideration established and agreed to by the related parties.

ITEM 13.	EXHIBITS.

Exhibit

Number	Description of Exhibits

3.1	Articles of Incorporation.(1)
3.2	Bylaws, as amended.(1)
3.3	Articles of Incorporation, as amended. (2)
4.1	Form of Share Certificate.(1)10.1
10.1	Mineral Claim Purchase Agreement.(1)
10.2	Loan Agreement dated October 18, 2006, between John Veltheer and Texada Ventures, Inc. (3)
10.3	Letter Agreement dated November 9, 2006 among our company and Link Investment Holdings, S.A. (4)
10.4	Promissory note issued to IFG Trust Services, Inc.
14.1	Code of Ethics. (5)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Share Purchase Agreement dated September 25, 2006 between Marc Branson & John Veltheer. (6)

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on April 15, 2003, as amended.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 21, 2006.
(3)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-KSB originally filed on October 20, 2006.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 11, 2006
(5)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on March 9, 2006.
(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 29, 2006

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended November 30, 2006 and 2004 for professional services rendered by the principal accountant for the audit our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended November 30, 2006	Year Ended November 30, 2005
Audit Fees	$10,750	$9,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$10,750	$9,000

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXADA VENTURES INC.

By:	/s/ John Veltheer
JOHN VELTHEER
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer and
Director
(Principal Executive Officer
and Principal Accounting Officer)

Date:	February 28, 2007