Form 10QSB
period 2007-02-28
TEXADA VENTURES INC
filed 2007-04-13
CIK 1174907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2007

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0000-51563

TEXADA VENTURES INC.

(Exact name of small business issuer as specified in its charter)

Nevada	98-0431245
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Suite 720-999 West Broadway
Vancouver, British Columbia, Canada	V5Z 1K5
(Address of principal executive offices)	(zip code)

Issuer's Telephone Number: (604) 562-6915

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X    No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes            No X

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of April 13, 2007, there were 60,733,335 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one)

Yes            No X

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended February 28, 2007 are not necessarily indicative of the results that can be expected for the year ending November 30, 2007.

As used in this Quarterly Report, the terms "we", "us", "our", “the Company” and “Texada” mean Texada Ventures Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

TEXADA VENTURES INC.

(An Exploration Stage Company)

FIRST QUARTER FINANCIAL STATEMENTS

February 28, 2007

(Unaudited)

(Stated in U.S. Dollars)

Index

Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Notes to the Financial Statements	F-4

TEXADA VENTURES INC.

(An Exploration Stage Company)

BALANCE SHEETS

(Expressed in US dollars)

	February 28, 2007 $	November 30, 2006 $
	(unaudited)

ASSETS

Current Assets

Cash	33,411	60,877
Prepaid expenses	132	132
Note receivable (Note 4)	81,276	78,340

Total Assets	114,819	139,349

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	44,958	48,399
Accrued liabilities	12,515	9,227
Due to related party (Note 5(c))	52,273	50,750
Promissory notes payable (Note 6)	150,000	100,000

Total Liabilities	259,746	208,376

Contingencies and Commitments (Notes 1 and 7)

Stockholders’ Deficit

Preferred Shares, 100,000,000 shares authorized, $0.001 par value None issued and outstanding	–	–

Common Shares, 500,000,000 shares authorized, $0.001 par value 60,733,335 shares issued and outstanding	60,733	60,733

Additional Paid-In Capital	69,667	69,667

Deficit Accumulated During the Exploration Stage	(275,327)	(199,427)

Total Stockholders’ Deficit	(144,927)	(69,027)

Total Liabilities and Stockholders’ Deficit	114,819	139,349

(The accompanying notes are an integral part of these financial statements)

TEXADA VENTURES INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Expressed in US dollars)

(unaudited)

	Accumulated from
	October 17, 2001 (Date of Inception)	For the Three months Ended	For the Three months Ended
	To February 28,	February 28,	February 28,
	2007	2007	2006
	$	$	$

Revenue	–	–	–

Expenses

Amortization	798	–	958
Consulting	18,000	12,000	–
Exploration costs	20,091	–	–
General and administrative	227,661	62,400	13,596
Interest on related party advance	2,273	1,523	–
Interest on promissory notes	2,115	2,115	–
Loss (gain) on foreign exchange	920	(182)	81
Loss on disposal of equipment	2,075	–	–
Mineral property costs	3,350	–	–
Interest income	(1,956)	(1,956)	--

Total Expenses	275,327	75,900	14,635
			–

Net Loss	(275,327)	(75,900)	(14,635)

Net Loss Per Share – Basic and Diluted		–	–

Weighted Average Shares Outstanding		60,733,335	60,733,335

(The accompanying notes are an integral part of these financial statements)

TEXADA VENTURES INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Expressed in US dollars)

(unaudited)

	Accumulated from October 17, 2001 (Date of Inception) To February 28, 2007 $	For the Three months Ended February 28, 2007 $	For the Three months Ended February 28, 2006 $

Operating Activities

Net loss	(275,327)	(75,900)	(14,635)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	798	–	958
Loss on disposal of equipment	2,075	–	–

Change in operating assets and liabilities:
Prepaid expenses	(132)	–	2,500
Notes receivable	(2,936)	(2,936)	–
Accounts payable and accrued liabilities	57,473	(153)	(2,453)
Due to related party	2,273	1,523	–

Net Cash Used in Operating Activities	(215,776)	(77,466)	(13,630)

Investing Activities

Advance of note receivable	(78,340)	–	–
Office equipment purchase	(2,873)	–	–

Net Cash Used In Investing Activities	(81,213)	–	–

Financing Activities

Loan advanced by related party	50,000	–	–
Proceeds from promissory notes payable	150,000	50,000	–
Proceeds from issuance of common shares	130,400	–	–

Net Cash Flows Provided by Financing Activities	330,400	50,000	–

Increase (Decrease) in Cash	33,411	(27,466)	(13,630)

Cash - Beginning of Period	–	60,877	22,462

Cash - End of Period	33,411	33,411	8,832

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

TEXADA VENTURES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Expressed in US dollars)

(unaudited)

1.	Exploration Stage Company

Texada Ventures Inc. (the “Company”) was incorporated in the State of Nevada on October 17, 2001. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting for Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at February 28, 2007, the Company has a working capital deficit of $144,927, and has accumulated losses of $275,327 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Refer to Note 8 regarding management plans and subsequent events.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is November 30.

b)	Interim Financial Statements

These interim unaudited financial statements for the period ended February 28, 2007 have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

c)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

TEXADA VENTURES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Expressed in US dollars)

(unaudited)

d)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At February 28, 2007, the Company has no dilutive securities outstanding.

e)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

f)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. At February 28, 2007, the Company had no cash equivalents.

g)	Mineral Property Costs

The Company has been in the exploration stage since its formation on October 17, 2001, and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

h)	Long-lived Assets

In accordance with the SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

i)	Financial Instruments

The fair values of financial instruments, which include cash, note receivable, accounts payable and accrued liabilities, due to a related party and promissory notes payable were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

TEXADA VENTURES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Expressed in US dollars)

(unaudited)

j)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

k)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

l)	Revenue Recognition

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

m)	Environmental Costs

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

n)	Asset Retirement Obligations

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

o)	Exploration Stage Enterprise

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

TEXADA VENTURES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Expressed in US dollars)

(unaudited)

p)	Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation

q)	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” This pronouncement permits entities to use the fair value method to measure certain financial assets and liabilities by electing an irrevocable option to use the fair value method at specified election dates. After election of the option, subsequent changes in fair value would result in the recognition of unrealized gains or losses as period costs during the period the change occurred. SFAS No. 159 becomes effective as of the beginning of the first fiscal year that begins after November 15, 2007, with early adoption permitted. However, entities may not retroactively apply the provisions of SFAS No. 159 to fiscal years preceding the date of adoption. The Company is currently evaluating the impact that SFAS No. 159 may have on the financial position, results of operations and cash flows of the Company.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

3.	Mineral Properties

        Pursuant to an agreement dated November 2, 2001, the Company acquired a 100% interest in eight mineral claims located in the Whitehorse Mining District, Yukon Territory, Canada for cash consideration of $2,500. The property is being held in trust for the Company by a third party.

TEXADA VENTURES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Expressed in US dollars)

(unaudited)

4.	Note Receivable

        During the year ended November 30, 2006, the Company advanced $78,340 (AUS$100,000) to Paddington Gold Holdings Pty. Ltd. (“Paddington Holdco.”), secured by a demand promissory note receivable, bearing interest at 10% per annum, repayable on the earlier of one year or upon closing of a merger transaction between the Company and Paddington Holdco. Refer to Note 7(a). As at February 28, 2007, the principal amount has increased by $980 to $79,320 as a result of foreign exchange, and accrued interest of $1,956 has been recorded.

5.	Related Party Transactions

        Unless disclosed elsewhere in the financial statements, the following represents all significant balances and transactions entered into by the Company with its directors, shareholders or with companies related by virtue of common ownership or common directors:

a)	During the three month period ended February 28, 2007, the Company paid $12,000 in consulting fees to a director (2006 - $NIL).

b)	Accounts payable as at February 28, 2007 includes $3,125 (November 30, 2006 - $3,125) owing to a former director for expenses incurred on the Company’s behalf.

c)	During the prior year ended November 30, 2006, the Company received an advance of $50,000 from a director. The amount is supported by a promissory note, bears interest at 12% per annum and matures October 18, 2007. Accrued interest of $2,273 has been recorded as at February 28, 2007.

        These transactions were in the normal course of operations and were measured at the exchange amount, which represented the amount of consideration established and agreed to by the related parties.

6.	Promissory Notes Payable

a)	The Company entered into a demand promissory note effective February 15, 2007 with a third party for $50,000, to be repaid on demand together with interest at 8% per annum, interest payable annually due on or before February 14 of each year. As at February 28, 2007, accrued interest of $142 has been recorded.

b)	The Company entered into a demand promissory note dated November 20, 2006 with a third party for $100,000, to be repaid on demand together with interest at 8% per annum. As at February 28, 2007, accrued interest of $1,973 has been recorded.

7.	Contingency, Commitments and Contractual Obligations

a)	On November 9, 2006, the Company entered into a Letter Agreement with Link Investment Holdings S.A. (“Link”), a Luxembourg company. On January 11, 2007, the Company entered into a Term Sheet with Paddington Gold Holdings Pty. Ltd. (“Paddington Holdco”), an Australian company, and Link, the parent company of Paddington Holdco that superseded and replaced the Letter Agreement. Pursuant to the Term Sheet, the Company and the shareholders of Paddington Holdco had arranged for investors to advance $3,917,000 (AUS$5,000,000) to facilitate a deposit paid by Paddington Holdco in connection with the acquisition by Paddington Holdco from Barrick (PD) Australia Limited (“Barrick”), an Australian company, of certain mineral assets located in Australia. The provision to pay the $3,917,000 (AUS$5,000,000) was the initial step in the proposed acquisition by the Company of 100% of the issued and outstanding shares of Paddington Holdco, in exchange for the issuance of 9,000,000 shares of the Company’s common stock to the shareholders of Paddington Holdco, and advances sufficient for Paddington Holdco to purchase certain mineral assets of Barrick. During the year ended November 30, 2006, the Company advanced $78,340 (AUS$100,000) to Paddington, secured by a Note Receivable (Note 4). In order to fund the acquisition of the shares of Paddington Holdco, the Company expected to commence a financing to raise up to $60,000,000.

The Company also agreed that concurrent with the acquisition of the mineral assets by Paddington Holdco from Barrick, the Company would pay finder’s fees in the amount of $500,000 in cash and shares with a

TEXADA VENTURES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Expressed in US dollars)

(unaudited)

value of $1,200,000. Additionally, the Company had agreed to reimburse a third party $250,000 for expenses incurred in connection with the acquisition.

Closing of the transaction was contingent upon, among other things, the Company raising at least $55,000,000 in financing. On February 21, 2007, the Company received notice from Link that the Term Sheet described above was terminated.

The Promissory Note between the Company and Paddington Holdco is a Demand Promissory Note. At an appropriate time the Company will make demand for payment. Given that all options for restructuring the Paddington Holdco deal or transferring the Company’s interest to a third party have not been extinguished, the Company is not yet prepared to demand payment. The Demand Promissory Note will be written down in a subsequent period should it be determined not to be collectible.

b)	The Company’s office is rented on a month-to-month basis at $150 per month.

8.	Subsequent Event

a)	On March 21, 2007, the Company entered into a Term Sheet Agreement with Anglo Energy Refining Corp., a Panamanian corporation (“Anglo”), to acquire all Anglo’s rights and interests in a Production Sharing Agreement (the “PSA”) to be entered into between Anglo and a joint venture partner. The PSA relates to a 40% production sharing interest an Ecuadorian oil and gas field to be obtained by Anglo’s joint venture partner.

b)	On April 5, 2007, Anglo and the Company entered into an Assignment Agreement (the “Assignment Agreement”) providing for the assignment of Anglo’s interest in the PSA in consideration for:

(1)	the payment by Texada to Anglo of an aggregate amount equal to $500,000 for expenses incurred by Anglo in connection with the PSA, with such amount payable as follows (i) $125,000 on the effective date of the Assignment Agreement, (ii) $125,000 on the thirty day anniversary of the effective date of the Assignment Agreement and (iii) $250,000 on the ninety day anniversary of the effective date of the Assignment Agreement;

(2)	the payment by Texada to Anglo of all future expenses of Anglo related to the PSA after the effective date of the Assignment Agreement;

(3)	the issuance to Anglo (or its nominee) of 30,000,000 shares of common stock of Texada upon the closing of the PSA; and

(4)	the transfer of 10,084,011 shares of restricted common stock of Texada to Anglo (or its nominee) upon the closing of the PSA.

The Company plans to raise up to $3,000,000 in concurrent financing to fund the cash consideration under the PSA and working capital requirements related to the acquisition.

c)	On April 10, 2007, the Company issued a 6% convertible debenture to Blackpool Ltd (the “Debenture”) with a principal amount of $200,000 which is due and payable on December 31, 2008. Interest is payable semi-annually beginning on September 30, 2007, and thereafter on March 31st and September 30th of each year, payable at the option of the Company in cash or shares. The principal and accrued interest on the Debenture may be converted at any time into shares of the Company’s common stock at $0.25 per share, at the option of the holder. If the Company closes the transactions contemplated by the Assignment Agreement, as described in Note 8(b), the Debenture will be automatically converted into common shares of the Company at $0.25 per share.

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

RECENT CORPORATE DEVELOPMENTS

As a result of our failure to generate substantial revenues since our inception, we have determined to review our initial business plan in order to evaluate the progress of our mining business. We have not attained profitable operations to date and are dependent upon obtaining financing to pursue our plan of operation. Following Dr. Veltheer’s acquisition of 49% of our issued and outstanding shares and his appointment to the board of Texada, we have determined to continue to develop our current mining business and to seek other business opportunities under Dr. Veltheer’s guidance.

We have experienced the following significant corporate developments since the completion of our fiscal year ended November 30, 2006:

1.	On November 9, 2006, the Company entered into a Letter Agreement with Link. On January 11, 2007, the Company entered into a Term Sheet with Paddington Holdco and Link, the parent company of Paddington Holdco, that superseded and replaced the Letter Agreement. Pursuant to the Term Sheet, the Company and the shareholders of Paddington Holdco had arranged for investors to advance $3,917,000 (AUS$5,000,000) to facilitate a deposit paid by Paddington Holdco in connection with the acquisition by Paddington Holdco from Barrick of certain mineral assets located in Australia. The provision to pay the $3,917,000 (AUS$5,000,000) was the initial step in the proposed acquisition by the Company of 100% of the issued and outstanding shares of Paddington Holdco, in exchange for the issuance of 9,000,000 shares of the Company’s common stock to the shareholders of Paddington Holdco, and advances sufficient for

Paddington Holdco to purchase certain mineral assets of Barrick. During the year ended November 30, 2006, the Company advanced $78,340 (AUS$100,000) to Paddington, secured by a Note receivable. In order to fund the acquisition of the shares of Paddington Holdco, the Company expected to commence a financing to raise up to $60,000,000. The Company also agreed that concurrent with the acquisition of the mineral assets by Paddington Holdco from Barrick, the Company would pay finder’s fees in the amount of $500,000 in cash and shares with a value of $1,200,000. Additionally, the Company had agreed to reimburse a third party $250,000 for expenses incurred in connection with the acquisition. Closing of the transaction was contingent upon, among other things, the Company raising at least $55,000,000 in financing.

2.	On February 21, 2007, the Company received notice from Link that the Term Sheet described above was terminated. The Promissory Note between the Company and Paddington Holdco is a Demand Promissory Note. At an appropriate time the Company will make demand for payment. Given that all options for restructuring the Paddington Holdco deal or transferring the Company’s interest to a third party have not been extinguished, the Company is not yet prepared to demand payment. The Demand Promissory Note will be written down in a subsequent period should it be determined not to be collectible.

3.	On March 21, 2007, the Company entered into a Term Sheet Agreement with Anglo to acquire all Anglo’s rights and interests in the PSA to be entered into between Anglo and a joint venture partner. The PSA relates to a 40% production sharing interest an Ecuadorian oil and gas field to be obtained by Anglo’s joint venture partner.

4.	On April 5, 2007, Anglo and the Company entered into an Assignment Agreement providing for the assignment of Anglo’s interest in the PSA in consideration for:

(a)	the payment by Texada to Anglo of an aggregate amount equal to $500,000 for expenses incurred by Anglo in connection with the PSA, with such amount payable as follows (i) $125,000 on the effective date of the Assignment Agreement, (ii) $125,000 on the thirty day anniversary of the effective date of the Assignment Agreement and (iii) $250,000 on the ninety day anniversary of the effective date of the Assignment Agreement;

(b)	the payment by Texada to Anglo of all future expenses of Anglo related to the PSA after the effective date of the Assignment Agreement;

(c)	the issuance to Anglo (or its nominee) of 30,000,000 shares of common stock of Texada upon the closing of the PSA; and

(d)	the transfer of 10,084,011 shares of restricted common stock of Texada to Anglo (or its nominee) upon the closing of the PSA.

The Company plans to raise up to $3,000,000 in concurrent financing to fund the cash consideration under the PSA and working capital requirements related to the acquisition.

5.	On April 10, 2007, the Company issued a 6% convertible debenture in the principal amount of $200,000 which is due and payable on December 31, 2008. Interest is payable semi-annually beginning on September 30, 2007, and thereafter on March 31st and September 30th of each year, payable at the option of the Company in cash or shares. The principal and accrued interest on the Debenture may be converted at any time into shares of the Company’s common stock at $0.25 per share, at the option of the holder. If the Company closes the transactions contemplated by the Assignment Agreement, the Debenture will be automatically converted into common shares of the Company at $0.25 per share.

PLAN OF OPERATION

As a result of our failure to generate substantial revenues since our inception, we have not been satisfied with our initial business plan to this point. We are presently reviewing the current state of our business in detail with consultants in order to evaluate the progress of our mining business. At the present time, we intend to continue to develop our current mining business under Dr. Veltheer’s guidance and seeking other business opportunities.

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

Our decision to proceed to Phase IV of our initial exploration program will be made based on factors such as other business opportunities the final assay results and the recommendations of our geologist, the grades of any mineralization found, the size and extent of the mineralized zones, and the strength of metal prices in international markets.

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

Dr. Veltheer, our President, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer, is currently devoting approximately twenty hours per week of his time to our business. We do not foresee this limited involvement as negatively impacting our company over the next twelve months as all exploratory work is being performed by our geological consultant, Mr. Timmins, who contracts with appropriately experienced parties to complete work programs. If, however, the demands of our business require more business time of Dr. Veltheer, such as raising additional capital or addressing unforeseen issues with regard to our exploration efforts, he is prepared to adjust his timetable to devote more time to our business. However, Dr. Veltheer may not be able to devote sufficient time to the management of our business, as and when needed.

On November 9, 2006, we entered into a letter agreement with Link, in connection with our proposed acquisition of Paddington Holdco. Paddington Holdco has an agreement with Barrick to acquire certain mineral assets located in Australia. On January 11, 2007, we entered into a term sheet with Paddington Holdco and Link that superseded and replaced the Letter Agreement. The transactions contemplated under the Term Sheet were contingent upon, among other things, (i) us raising at least US$55 million in financing to fund the acquisition; (ii) negotiation of definitive documentation on or before January 27, 2007; (iii) closing of the acquisition on or before January 29, 2007; and (iv) Paddington Holdco delivering financial statements to comply with the requirements of the Securities and Exchange Commission on or before January 29, 2007. These conditions were not satisfied and we continued negotiations with Link and Paddington Holdco to extend the terms of the Term Sheet. On February 21, 2007, we received written notice from Link, that the arrangements with Texada were cancelled. Consequently, the Term Sheet was terminated. Management is currently evaluating its options with respect to the arrangements with Link. We incurred expenses of approximately $100,000 since November 30, 2006, in connection with our negotiations with Link.

On March 21, 2007, the Company entered into a Term Sheet Agreement with Anglo to acquire all Anglo’s rights and interests in the PSA to be entered into between Anglo and a joint venture partner. The PSA relates to a 40%

production sharing interest an Ecuadorian oil and gas field to be obtained by Anglo’s joint venture partner. On April 5, 2007, Anglo and the Company entered into an Assignment Agreement providing for the assignment of Anglo’s interest in the PSA in consideration for:

(a)	the payment by Texada to Anglo of an aggregate amount equal to $500,000 for expenses incurred by Anglo in connection with the PSA, with such amount payable as follows (i) $125,000 on the effective date of the Assignment Agreement, (ii) $125,000 on the thirty day anniversary of the effective date of the Assignment Agreement and (iii) $250,000 on the ninety day anniversary of the effective date of the Assignment Agreement;

(b)	the payment by Texada to Anglo of all future expenses of Anglo related to the PSA after the effective date of the Assignment Agreement;

(c)	the issuance to Anglo (or its nominee) of 30,000,000 shares of common stock of Texada upon the closing of the PSA; and

(d)	the transfer of 10,084,011 shares of restricted common stock of Texada to Anglo (or its nominee) upon the closing of the PSA.

The Company plans to raise up to $3,000,000 in concurrent financing to fund the cash consideration under the PSA and working capital requirements related to the acquisition.

On April 10, 2007, the Company issued a 6% convertible debenture in the principal amount of $200,000 which is due and payable on December 31, 2008. Interest is payable semi-annually beginning on September 30, 2007, and thereafter on March 31st and September 30th of each year, payable at the option of the Company in cash or shares. The principal and accrued interest on the Debenture may be converted at any time into shares of the Company’s common stock at $0.25 per share, at the option of the holder. If the Company closes the transactions contemplated in the Assignment Agreement, the Debenture will be automatically converted into common shares of the Company at $0.25 per share.

We anticipate that we will incur the following expenses over the next twelve months :

Category	Planned Expenditures over the Next Twelve Months (US$)
Professional Fees(1)	100,000
Office Expenses	50,000
Mineral Exploration Expenses	120,000
Acquisition Expenses(1)	500,000
Total	770,000(1)

(1)	Under the terms of the Assignment Agreement, we are obligated to pay Anglo $500,000 for expenses incurred in connection with the PSA and to reimburse Anglo for future expenses. We expect to incur expenses in connection with our negotiations and due diligence related to the Assignment Agreement. If we complete the transactions contemplated in the Assignment Agreement, our expenses are expected to increase significantly. We are unable to estimate our commitments or obligations under the PSA at this time.

Our total expenditures over the next twelve months are anticipated to be approximately $770,000, the majority of which is due to general, legal, accounting and administrative expenses associated with our reporting obligations under the Exchange Act and our planned acquisition. In the event we decide to proceed with Phase IV of our exploration program, which is estimated to cost $120,000, we will need to obtain additional financing of at least $200,000.

Under the terms of the Assignment Agreement we are required to pay Anglo an aggregate amount equal to $500,000 for expenses incurred by Anglo in connection with the PSA, with such amount payable as follows (i) $125,000 on the effective date of the Assignment Agreement, (ii) $125,000 on the thirty day anniversary of the effective date of the Assignment Agreement and (iii) $250,000 on the ninety day anniversary of the effective date of the Assignment

Agreement. We are also required to reimburse Anglo for all future expenses of Anglo related to the PSA after the effective date of the Assignment Agreement and will incur legal, accounting, due diligence and other expenses on our own behalf. If we proceed with the transactions contemplated with Anglo under the Assignment Agreement we will require additional capital to fund our 40% interest in the joint venture. These funding requirements could be significant. We plan to raise up to $3,000,000 to fund our initial obligations under the Assignment Agreement, and to raise additional financing to fund our joint venture interest, if any. If we complete the transactions contemplated by the PSA, we anticipate we will be required to raise additional capital to fund our obligations related to our 40% interest in the joint venture.

On April 10, 2007, the Company issued a 6% convertible debenture in the principal amount of $200,000 which is due and payable on December 31, 2008. Interest is payable semi-annually beginning on September 30, 2007, and thereafter on March 31st and September 30th of each year, payable at the option of the Company in cash or shares. The principal and accrued interest on the Debenture may be converted at any time into shares of the Company’s common stock at $0.25 per share, at the option of the holder. If the Company closes the transactions contemplated in the Assignment Agreement, the Debenture will be automatically converted into common shares of the Company at $0.25 per share.

Our management have agreed to provide by way of loan the funding required to pay our legal, audit and administrative expenses until we secure additional financing.

As of February 28, 2007, we had a working capital deficiency of $144,927. We incurred significant expenses negotiating and conducting due diligence in connection with our proposed acquisition of Paddington Holdco from Link. We received written notice from Link terminating the term sheet on February 21, 2007.

We expect to incur at least $600,000 in expenses related to our obligations under the Assignment Agreement with Anglo during the next three quarters ending November 30, 2007. We expect our obligations and expenditures to increase significantly if we assume the obligations under the proposed PSA.

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

Currently, we do not have any financing arrangements in place and there is no assurance that we will be able to obtain sufficient financing to fund our capital requirements generally or to fund the consideration required under to acquire Anlgo’s interest in the PSA. If we do not obtain the necessary financing, then our plan of operation will be scaled back according to the amount of funds available. The inability to raise the necessary financing will severely restrict our ability to continue exploration programs or acquisition activities as planned.

RESULTS OF OPERATIONS

Summary
	Three Months Ended February 28
			Percentage
	2007	2006	Increase / (Decrease)
Revenue	--	--	N/A
Expenses	$75,900	$14,635	418.6%
Net Income (Loss)	$(75,900)	$(14,635)	418.6%

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

Expenses

Our expenses for the three months ended February 28, 2007 and 2006, consisted of the following:

	Three Months Ended February 28
	2007	2006	Percentage Increase / (Decrease)

Amortization expense	-	$958	(100%)
Consulting	$12,000	-	100%
Exploration costs	-	-	-
General and administrative	$62,400	$13,596	359.0%
Interest on related party advance	$1,523	-	100%
Interest on promissory notes	$2,155	-	100%
Loss (gain) on foreign exchange	$(182)	$81	(324.7%)
Loss on disposal of equipment	-	-	-
Mineral property costs	-	-	-
Interest Income	$(1,956)	-	100%
Total Expenses	$75,900	$14,635	418.6%

Our expenses for the three months ended February 28, 2007 were greater than our expenses for the same period in 2006 primarily due to consulting fees and an increase in professional fees associated with our continuing reporting obligations under the Exchange Act.

We anticipate expenses will increase significantly as we complete the transaction with Anglo. If the transaction is completed, overall expenses will increase significantly.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
	At February 28, 2007	At November 30, 2006	Percentage Increase / (Decrease)

Current Assets	$114,819	$139,349	(17.6%)
Current Liabilities	$259,746	$208,376	24.7%
Working Capital (Deficit)	$(144,927)	$(69,027)	110.0%

Cash Flows
	Three Months Ended February 28
	2007	2006
Cash Flows Used In Operating Activities	$(77,466)	$(13,630)
Cash Flows Used In Investing Activities	-	-
Cash Flows Provided By Financing Activities	$50,000	-
Net Increase (Decrease) In Cash During Period	$(27,466)	$(13,630)

As at February 28, 2007, we had a cash balance of $33,411. The decreases in our working capital at February 28, 2007 from our year ended November 30, 2006, and the increase in our cash used during the period ended on February 28, 2007, from the comparable periods of the preceding fiscal year are primarily a result of the increase in our professional fees in connection with preparing and filing our Annual and Quarterly Reports as required under the Exchange Act, expenses related to the abandoned acquisition with Paddington Holdco and Link and the fact that we had no revenue and limited sources of financing during the quarter ended February 28, 2007.

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

We believe we will need to raise a minimum of $770,000 in the next few months to fund our working capital requirements. If we proceed with the transactions contemplated with Anglo under the Assignment Agreement we will require additional capital to fund our 40% interest in the joint venture. These funding requirements could be significant. We plan to raise up to $3,000,000 to fund our initial obligations under the Assignment Agreement, and to raise additional financing to fund our joint venture interest, if any. If we complete the transactions contemplated by the PSA, we anticipate we will be required to raise additional capital to fund our obligations related to our 40% interest in the joint venture.

Failure to obtain sufficient financing may result in delaying or indefinite postponement of exploration on any or all of our properties, failure to consummate the transaction with Anglo or even a loss of property interest. We cannot be certain that additional capital or other types of financing will be available if needed or that, if available, the terms of such financing will be favorable or acceptable to us.

On February 12, 2007, we borrowed $50,000 from IFG Trust Services Inc. for working capital. The loan is evidenced by a demand note and bears interest at the rate of 8% per annum due February 14 of each year or upon demand.

On April 10, 2007, the Company issued a 6% convertible debenture in the principal amount of $200,000 which is due and payable on December 31, 2008. Interest is payable semi-annually beginning on September 30, 2007, and thereafter on March 31st and September 30th of each year, payable at the option of the Company in cash or shares. The principal and accrued interest on the Debenture may be converted at any time into shares of the Company’s common stock at $0.25 per share, at the option of the holder. If the Company closes the transactions contemplated in the

Assignment Agreement, the Debenture will be automatically converted into common shares of the Company at $0.25 per share.

We plan to raise $3,000,000 to fund the cash consideration and working capital requirements related to the acquisition of Anglo’s interest under the PSA.

Currently, we do not have any financing arrangements in place and there is no assurance that we will be able to obtain sufficient financing to continue as a going concern or complete the acquisition of Anglo’s interest in the PSA. Our management have agreed to provide by way of loan the funding required to pay our legal, audit and administrative expenses until we secure additional financing. If we do not obtain the necessary financing, then our plan of operation will be scaled back according to the amount of funds available. The inability to raise the necessary financing will severely restrict our ability to continue exploration programs or acquisition activities as planned.

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

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 2 to the audited financial statements included in this Quarterly Report.

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

RISKS AND UNCERTAINTIES

We have yet to attain profitable operations and because we will need additional financing to fund our exploration activities, our independent auditors believe there is substantial doubt about our ability to continue as a going concern.

We have incurred a net loss of $275,327 for the period from October 17, 2001 (inception) to February 28, 2007, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern.

We may be unable to continue as a going concern.

We had a working capital deficit of $144,927 at February 28, 2007. We will require at least $600,000 to fund our obligations under our Assignment Agreement with Anglo and significantly more to complete the transactions contemplated thereunder. There is doubt about our ability to continue as a going concern due to our lack of working capital for our planned business activities. We currently do not have sufficient working capital to meet our on-going obligations. We are also in the process of seeking sufficient financing to implement our business strategy. Our ability to raise additional financing will be contingent on our ability to restructure our liabilities and may require us to restructure our capital structure. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

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

We plan on raising $3,000,000 to fund the cash consideration and working capital requirements related to the PSA with Anglo. If we are unable to raise sufficient funds in accordance with the terms of the Assignment Agreement the acquisition will not be successfully consummated.

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

Our independent auditor believes there is substantial doubt that we can continue as a going concern which, if true, raises substantial doubt that a purchaser of our common stock will receive a return on his or her investment. We have incurred a net loss of $263,808 for the period from October 17, 2001 (inception) to February 28, 2007, and will likely continue to incur further losses as we continue our exploration program. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral properties. If we are not able to continue as a going concern it is likely any holder of our common stock will lose his or her investment in that stock.

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

We intend to issue additional shares under the Assignment Agreement and to conduct further offerings in the future in which case current shareholdings will be diluted.

We agreed to issue Anglo or its nominees 30,000,000 shares of common stock upon the closing of the transaction contemplated under the Assignment Agreement and to cause one or more shareholders to transfer 10,084,011 shares of restricted common stock to Anglo or its nominees.

On April 10, 2007, the Company issued a 6% convertible debenture in the principal amount of $200,000 which is due and payable on December 31, 2008. Interest is payable semi-annually beginning on September 30, 2007, and thereafter on March 31st and September 30th of each year, payable at the option of the Company in cash or shares. The principal and accrued interest on the Debenture may be converted at any time into shares of the Company’s common stock at $0.25 per share, at the option of the holder. If the Company closes the transactions contemplated in the Assignment Agreement, the Debenture will be automatically converted into common shares of the Company at $0.25 per share.

We also intend to raise up to $3,000,000 to fund our obligations under the Assignment Agreement and to conduct further debt or equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. The result of this could reduce the value of the stock of our shareholders. If we issue additional stock, shareholders’ percentage interest in us will be lower. This condition is often referred to as “dilution”.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or 15(d)-15(f)) that occurred during the Company’s the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not complete any unregistered sales of securities during the quarter ended February 28, 2007.

On April 10, 2007, we issued a 6% convertible debenture to Blackpool Ltd., a non-U.S. person, in the principal amount of $200,000 which is due and payable on December 31, 2008. Interest is payable semi-annually beginning on September 30, 2007, and thereafter on March 31st and September 30th of each year, payable at the option of the Company in cash or shares. The principal and accrued interest on the Debenture may be converted at any time into shares of the Company’s common stock at $0.25 per share, at the option of the holder. If the Company closes the transactions contemplated in the Assignment Agreement, the Debenture will be automatically converted into common shares of the Company at $0.25 per share. The convertible debenture was issued in an off-shore transaction (as defined under Regulation S of the Securities Act of 1933, as amended (the “Securities Act”) to one investor who is a non-U.S. person, in reliance upon the exception from the registration requirements available under Rule 903 of Regulation S under the Securities Act. The convertible debenture and underlying securities are “restricted securities” as defined under Rule 144(a)(3) in accordance with Rule 905 of Regulation S.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation(1)
3.2	Bylaws, as amended (1)
3.3	Articles of Incorporation, as amended(2)
4.1	Form of Share Certificate (1)
10.1	Loan Agreement dated October 18, 2006, between John Veltheer and Texada Ventures Inc. (3)
10.2	Letter Agreement dated November 9, 2006 among Texada Ventures Inc. and Link Investment Holdings, S.A. (4)
10.3	Promissory Note issued to IFG Trust Services by Texada Ventures Inc. (5)
10.4	Term Sheet Agreement dated March 21, 2007 between Texada Ventures Inc. and Anglo Energy Refining Corp. (6)
10.5	Assignment Agreement dated April 5, 2007 between Texada Ventures Inc. and Anglo Energy Refining Corp.(7)
14.1	Code of Ethics (8)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on April 15, 2003, as amended.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 21, 2006.
(3)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB originally filed on October 20, 2006.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 11, 2006
(5)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on February 28, 2007
(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 23, 2007
(7)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 11, 2007
(8)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on March 9, 2006

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXADA VENTURES INC.

By:	/s/ John Veltheer
JOHN VELTHEER
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer and
Director
(Principal Executive Officer
and Principal Accounting Officer)

Date:	April 13, 2007