Form 10QSB
period 2007-05-31
TEXADA VENTURES INC
filed 2007-07-16
CIK 1174907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2007

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

Issuer’s Telephone Number: (604) 562-6915

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

Yes        No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 31, 2007, there were 60,733,335 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one)

Yes        No

INDEX

PART I - FINANCIAL INFORMATION	Page No.(s)

Item 1.	Financial Statements (unaudited)	1

Balance Sheets	2

Statements of Operations	3

Statements of Cash Flows	4

Notes to the Financial Statements	5

Item 2.	Management's Discussion and Analysis or Plan of Operation	13

Item 3.	Controls and Procedures	27

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	27

Item 3.	Defaults Upon Senior Securities.	28

Item 4.	Submission of Matters to Vote of Security Holders.	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

SIGNATURES	30

i

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months and the three months ended May 31, 2007 are not necessarily indicative of the results that can be expected for the year ending November 30, 2007.

As used in this Quarterly Report, the terms “we”, “us”, “our”, “the Company” and “Texada” mean Texada Ventures Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

TEXADA VENTURES INC.

(An Exploration Stage Company)

BALANCE SHEETS

(Expressed in US dollars)

	May 31, 2007 $	November 30, 2006 $
	(unaudited)

ASSETS

Current Assets

Cash	84,869	60,877
Prepaid expenses	132	132
Note receivable, net of allowance (Note 4)	–	78,340

Total current assets	85,001	139,349
Oil and gas interest (Note 5)	250,000	–

Total Assets	335,001	139,349

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	60,575	48,399
Accrued liabilities	15,912	9,227
Due to related party (Note 6(c))	53,795	50,750
Promissory notes payable (Note 7)	150,000	100,000

	280,282	208,376
Convertible debentures, less unamortized discount of $302,883 (Note 8)	22,117	–

Total Liabilities	302,399	208,376

Contingencies and Commitments (Notes 1 and 9)

Stockholders’ Equity (Deficit)

Preferred Shares, 100,000,000 shares authorized, $0.001 par value None issued and outstanding	–	–

Common Shares, 500,000,000 shares authorized, $0.001 par value 60,733,335 shares issued and outstanding	60,733	60,733

Additional Paid-In Capital	394,667	69,667

Deficit Accumulated During the Exploration Stage	(422,798)	(199,427)

Total Stockholders’ Equity (Deficit)	32,602	(69,027)

Total Liabilities and Stockholders’ Equity (Deficit)	335,001	139,349

(The accompanying notes are an integral part of these financial statements)

TEXADA VENTURES INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Expressed in US dollars)

(unaudited)

	Accumulated from October 17, 2001 (Date of Inception)	For the Six months Ended	For the Six months Ended	For the Three months Ended	For the Three months Ended
	To May 31,	May 31,	May 31,	May 31,	May 31,
	2007	2007	2006	2007	2006
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Amortization	798	–	478	–	239
Consulting	30,000	24,000	–	12,000	–
Exploration costs	20,091	–	–	–	–
General and administrative	251,780	86,519	19,685	24,119	6,089
Loss (gain) on foreign exchange	(1,396)	(2,498)	253	(2,316)	171
Mineral property costs	3,350	–	–	–	–

Total Operating Expenses	304,623	108,021	20,416	33,803	6,499

Net Loss from Operations	(304,623)	(108,021)	(20,416)	(33,803)	(6,499)

Other Income (Expense)

Interest on related party advance	(3,795)	(3,045)	–	(1,522)	–
Interest on promissory notes	(5,140)	(5,140)	–	(3,025)	–
Loss on disposal of equipment	(2,075)	–	–	–	–
Loss on write down of note receivable	(86,797)	(86,797)		(86,797)
Interest income	4,022	4,022	–	2,066	–
Accretion of discount on convertible debentures	(22,117)	(22,117)	–	(22,117)	–
Interest expense on convertible debentures	(2,273)	(2,273)	–	(2,273)	–

Net Loss	(422,798)	(223,371)	(20,416)	(147,471)	(6,499)

Net Loss Per Share – Basic and Diluted		–	–	–	–

Weighted Average Shares Outstanding		60,733,335	60,733,335	60,733,335	60,733,335

(The accompanying notes are an integral part of these financial statements)

TEXADA VENTURES INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Expressed in US dollars)

(unaudited)

	Accumulated from October 17, 2001 (Date of Inception) To May 31, 2007 $	For the Six months Ended May 31, 2007 $	For the Six months Ended May 31, 2006 $

Operating Activities

Net loss	(422,798)	(223,371)	(20,416)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of convertible debt discount	22,117	22,117	–
Amortization	798	–	479
Loss on write down of note receivable	86,797	86,797	–
Loss on disposal of equipment	2,075	–	–

Change in operating assets and liabilities:
Prepaid expenses	(132)	–	2,500
Notes receivable	(8,457)	(8,457)	–
Accounts payable and accrued liabilities	76,487	18,861	2,976
Due to related party	3,795	3,045	–

Net Cash Used in Operating Activities	(239,318)	(101,008)	(14,461)

Investing Activities

Oil and gas interest	(250,000)	(250,000)	–
Advance of note receivable	(78,340)	–	–
Office equipment purchase	(2,873)	–	–

Net Cash Used In Investing Activities	(331,213)	(250,000)	–

Financing Activities

Loan advanced by related party	50,000	–	–
Proceeds from convertible debentures	325,000	325,000	–
Proceeds from promissory notes payable	150,000	50,000	–
Proceeds from issuance of common shares	130,400	–	–

Net Cash Flows Provided by Financing Activities	655,400	375,000	–

Increase (Decrease) in Cash	84,869	23,992	(14,461)

Cash - Beginning of Period	–	60,877	22,462

Cash - End of Period	84,869	84,869	8,001

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(unaudited)
May 31, 2007

1.	Exploration Stage Company

Texada Ventures Inc. (the “Company”) was incorporated in the State of Nevada on October 17, 2001. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting for Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of oil and gas and mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at May 31, 2007, the Company has a working capital deficit of $195,281, and has accumulated losses of $422,798 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies
a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is November 30.

b)	Interim Financial Statements

These interim unaudited financial statements for the period ended May 31, 2007 have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

c)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to allowances for uncollectible receivables and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

d)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At May 31, 2007, the Company has no dilutive securities outstanding.

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(unaudited)
May 31, 2007

2.	Summary of Significant Accounting Policies (continued)
e)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

f)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. At May 31, 2007, the Company had no cash equivalents.

g)	Mineral Property Costs

The Company is primarily engaged in the acquisition, exploration and development of mineral properties.

Mineral property acquisition costs are capitalized in accordance with EITF 04-2 “Whether Mineral Rights Are Tangible or Intangible Assets” when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met. In the event that a mineral property is acquired through the issuance of the Company’s shares, the mineral property will be recorded at the fair value of the respective property or the fair value of common shares, whichever is more readily determinable.

Mineral property exploration costs are expensed as incurred.

When mineral properties are acquired under option agreements with future acquisition payments to be made at the sole discretion of the Company, those future payments, whether in cash or shares, are recorded only when the Company has made or is obliged to make the payment or issue the shares. Because option payments do not meet the definition of tangible property under EITF 04-2, all option payments are expensed as incurred.

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves and pre feasibility, the costs incurred to develop such property are capitalized.

Estimated future removal and site restoration costs, when determinable are provided over the life of proven reserves on a units-of-production basis. Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards. Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

As of the date of these financial statements, the Company has incurred only acquisition and exploration costs which have been expensed.

To date the Company has not established any proven or probable reserves on its mineral properties.

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(unaudited)
May 31, 2007

2.         Summary of Significant Accounting Policies (continued)

h)	Oil and Gas Properties

The Company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of May 31, 2007, the Company had no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made the Company assesses annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

The Company applies a ceiling test to the capitalized cost in the full cost pool. The ceiling test limits such cost to the estimated present value, using a ten percent discount rate, of the future net revenue from proved reserves, based on current economic and operating conditions. Specifically, the Company computes the ceiling test so that capitalized cost, less accumulated depletion and related deferred income tax, do not exceed an amount (the ceiling) equal to the sum of: (A) The present value of estimated future net revenue computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current cost) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus (B) the cost of property not being amortized; plus (C) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less (D) income tax effects related to differences between the book and tax basis of the property.

For unproven properties, the Company excludes from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, the Company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. The Company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test. As of May 31, 2007, all of the Company’s oil and gas properties were unproved and were excluded from amortization.

i)	Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(unaudited)
May 31, 2007

2.         Summary of Significant Accounting Policies (continued)

j)	Financial Instruments

The fair values of financial instruments, which include cash, note receivable, accounts payable and accrued liabilities, due to related party and promissory notes payable were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

k)	Income Taxes

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

l)	Foreign Currency Translation

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

m)	Revenue Recognition

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

n)	Environmental Costs

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

o)	Asset Retirement Obligations

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

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(unaudited)
May 31, 2007

2.         Summary of Significant Accounting Policies (continued)

p)	Exploration Stage Enterprise

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

q)	Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

r)	Recent Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company’s reported financial position or results of operations.

3.	Mineral Properties

Pursuant to an agreement dated November 2, 2001, the Company acquired a 100% interest in eight mineral claims located in the Whitehorse Mining District, Yukon Territory, Canada for cash consideration of $2,500. The property is being held in trust for the Company by a third party.

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(unaudited)
May 31, 2007

4.	Note Receivable

During the year ended November 30, 2006, the Company advanced $78,340 (AUS$100,000) to Paddington Gold Holdings Pty. Ltd. (“Paddington Holdco.”), secured by a demand promissory note receivable, bearing interest at 10% per annum, repayable on the earlier of one year or upon closing of a merger transaction between the Company and Paddington Holdco. Refer to Note 9. As at May 31, 2007, the principal amount has increased by $3,620 to $81,960 as a result of foreign exchange, and accrued interest of $4,087 has been recorded. During the period ended May 31, 2007, the Company recorded an allowance of 100% of the value of the note and recognized $86,797 as a loss on write down of note receivable.

5.	Oil and Gas Interest

On March 21, 2007, the Company entered into a Term Sheet Agreement with Anglo Energy Refining Corp., a Panamanian corporation (“Anglo”), to acquire all Anglo’s rights and interests in a Production Sharing Agreement (the “PSA”) to be entered into between Anglo and a joint venture partner. The PSA relates to a 40% production sharing interest in an Ecuadorian oil and gas field to be obtained by Anglo’s joint venture partner.

On April 5, 2007, Anglo and the Company entered into an Assignment Agreement (the “Assignment Agreement”) providing for the assignment of Anglo’s interest in the PSA in consideration for:

a.	the payment by Texada to Anglo of an aggregate amount equal to $500,000 for expenses incurred by Anglo in connection with the PSA, with such amount payable as follows:
i.	$125,000 on the effective date of the Assignment Agreement (paid),
ii.	$125,000 on the thirty day anniversary of the effective date of the Assignment Agreement (paid), and
iii.	$250,000 on the ninety day anniversary of the effective date of the Assignment Agreement;
b.	the payment by Texada to Anglo of all future expenses of Anglo related to the PSA after the effective date of the Assignment Agreement;
c.	the issuance to Anglo (or its nominee) of 30,000,000 shares of common stock of Texada upon the closing of the PSA; and
d.	the transfer of 10,084,011 shares of restricted common stock of Texada to Anglo (or its nominee) upon the closing of the PSA.

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

Unless disclosed elsewhere in the financial statements, the following represents all significant balances and transactions entered into by the Company with its directors, shareholders or with companies related by virtue of common ownership or common directors:

a)	During the six month period ended May 31, 2007, the Company paid $24,000 in consulting fees to a director (2006 - $NIL).
b)	Accounts payable as at May 31, 2007 includes $3,125 (November 30, 2006 - $3,125) owing to a former director for expenses incurred on the Company’s behalf.
c)

During the prior year ended November 30, 2006, the Company received an advance of $50,000 from a director. The amount is supported by a promissory note, bears interest at 12% per annum and matures October 18, 2007. Accrued interest of $3,795 has been recorded as at May 31, 2007.

These transactions were in the normal course of operations and were measured at the exchange amount, which represented the amount of consideration established and agreed to by the related parties.

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(unaudited)
May 31, 2007

7.	Promissory Notes Payable
a)

The Company entered into a demand promissory note effective February 15, 2007 with a third party for $50,000, to be repaid on demand together with interest at 8% per annum, interest payable annually due on or before February 14 of each year. As at May 31, 2007, accrued interest of $1,151 has been recorded.

b)

The Company entered into a demand promissory note dated November 20, 2006 with a third party for $100,000, to be repaid on demand together with interest at 8% per annum. As at May 31, 2007, accrued interest of $3,989 has been recorded.

8.	Convertible Debentures
a)

On April 10, 2007, the Company issued a 6% convertible debenture (the “Debenture”) with a principal amount of $200,000 which is due and payable on December 31, 2008. Interest is payable semi-annually beginning on September 30, 2007, and thereafter on March 31st and September 30th of each year, payable at the option of the Company in cash or shares. The principal and accrued interest on the Debenture may be converted at any time into shares of the Company’s common stock at a rate of $0.25 per share, at the option of the holder. If the Company closes the Anglo agreement, as described in Note 5, the Debenture will be automatically converted into common shares of the Company at the rate of $0.25 per share.

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $200,000 as additional paid-in capital and an equivalent discount which will be expensed over the term of the convertible debentures. The Company will record interest expense over the term of the remaining convertible debentures of $200,000 resulting from the difference between the stated value and carrying value at the date of issuance. At May 31, 2007, accrued interest of $1,677 has been included in accrued liabilities, and interest expense of $16,165 has been accreted increasing the carrying value of the convertible debentures to $16,165.

b)

On May 2, 2007, the Company issued a 6% convertible debenture (the “Debenture”) with a principal amount of $125,000 which is due and payable on December 31, 2008. Interest is payable semi-annually beginning on September 30, 2007, and thereafter on March 31st and September 30th of each year, payable at the option of the Company in cash or shares. The principal and accrued interest on the Debenture may be converted at any time into shares of the Company’s common stock at a rate of $0.25 per share, at the option of the holder. If the Company closes the Anglo agreement, as described in Note 5, the Debenture will be automatically converted into common shares of the Company at the rate of $0.25 per share.

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $125,000 as additional paid-in capital and an equivalent discount which will be expensed over the term of the convertible debentures. The Company will record interest expense over the term of the remaining convertible debentures of $125,000 resulting from the difference between the stated value and carrying value at the date of issuance. At May 31, 2007, accrued interest of $596 has been included in accrued liabilities, and interest expense of $5,952 has been accreted increasing the carrying value of the convertible debentures to $5,952.

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(unaudited)
May 31, 2007

9.	Contingency, Commitments and Contractual Obligations

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

The Promissory Note between the Company and Paddington Holdco is a Demand Promissory Note. On April 26 and June 18, 2007, the Company issued demands for payment. The Demand Promissory Note has been written down during the period ended May 31, 2007, as it has been determined not to be collectible.

b)	Refer to Note 5 for commitments related to oil and gas interest.

10.	Segment Disclosures

The Company operates in one operating segment, which is the acquisition and exploration of oil and gas resources and mineral resources. The Chief Executive Officer is the Company’s Chief Operating Decision Maker (CODM) as defined by SFAS 131, “Disclosure about Segments of an Enterprise and Related Information.” The CODM allocates resources and assesses the performance of the Company based on the results of operations.

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

OVERVIEW

We are an exploration stage company engaged in the acquisition and exploration of mineral and resource properties. We have acquired a 100% undivided interest in a group of mineral claims located in the Wheaton River District in the Yukon Territory, Canada that we refer to as the Peek Claims. We have not earned any revenues to date. Our plan of operation is to continue to carry out exploration work on these claims in order to ascertain whether they possess commercially exploitable mineral deposits. We are presently in the exploration stage of our business and we can provide no assurance that commercially viable mineral deposits exist on our claims or that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs. We will not be able to determine whether or not our mineral claims contain a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability.

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

2.

On February 21, 2007, the Company received notice from Link that the Term Sheet described above was terminated. The Promissory Note between the Company and Paddington Holdco is a Demand Promissory Note. On April 26 and June 18, 2007, the Company issued demands for payment on the $78,340 (AUS$100,000) promissory note issued to Paddington Holdco.

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

(i) $125,000 on the effective date of the Assignment Agreement (paid),

(ii) $125,000 on the thirty day anniversary of the effective date of the Assignment Agreement

(paid), and

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

We are in the process of negotiating an extension of the payment provisions under the Assignment Agreement. The Company plans to raise up to $3,000,000 in concurrent financing to fund the cash consideration under the PSA and working capital requirements related to the acquisition.

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

6.

On May 2, 2007, the Company issued a 6% convertible debenture with a principal amount of $125,000 which is due and payable on December 31, 2008. Interest is payable semi-annually beginning on September 30, 2007, and thereafter on March 31st and September 30th of each year, payable at the option of the

Company in cash or shares. The principal and accrued interest on the Debenture may be converted at any time into shares of the Company’s common stock at a rate of $0.25 per share, at the option of the holder. If the Company closes the Anglo agreement, as described above, the Debenture will be automatically converted into common shares of the Company at the rate of $0.25 per share.

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

On November 9, 2006, we entered into a letter agreement with Link, in connection with our proposed acquisition of Paddington Holdco. Paddington Holdco has an agreement with Barrick to acquire certain mineral assets located in Australia. On January 11, 2007, we entered into a term sheet with Paddington Holdco and Link that superseded and replaced the Letter Agreement. The transactions contemplated under the Term Sheet were contingent upon, among other things, (i) us raising at least US$55 million in financing to fund the acquisition; (ii) negotiation of definitive documentation on or before January 27, 2007; (iii) closing of the acquisition on or before January 29, 2007; and (iv) Paddington Holdco delivering financial statements to comply with the requirements of the Securities and Exchange Commission on or before January 29, 2007. These conditions were not satisfied and we continued negotiations with Link and Paddington Holdco to extend the terms of the Term Sheet. On February 21, 2007, we received written notice from Link, that the arrangements with Texada were cancelled. Consequently, the Term Sheet was terminated. Management is currently evaluating its options with respect to the arrangements with Link. On April 26 and June 18, 2007, we issued demands for payment on the $78,340 (AUS$100,000) promissory note issued by Paddington Holdco. We incurred expenses of approximately $100,000 since November 30, 2006, in connection with our negotiations with Link.

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

(i) $125,000 on the effective date of the Assignment Agreement (paid),

(ii) $125,000 on the thirty day anniversary of the effective date of the Assignment Agreement

(paid), and

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

The Company plans to raise up to $3,000,000 in concurrent financing to fund the cash consideration under the PSA and working capital requirements related to the acquisition. We are in the process of negotiating an extension of the payment provisions under the Assignment Agreement.

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

On May 2, 2007, the Company issued a 6% convertible debenture with a principal amount of $125,000 which is due and payable on December 31, 2008. Interest is payable semi-annually beginning on September 30, 2007, and thereafter on March 31st and September 30th of each year, payable at the option of the Company in cash or shares. The principal and accrued interest on the Debenture may be converted at any time into shares of the Company’s common stock at a rate of $0.25 per share, at the option of the holder. If the Company closes the Anglo agreement, as described above, the Debenture will be automatically converted into common shares of the Company at the rate of $0.25 per share.

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

Our total expenditures over the next twelve months are anticipated to be approximately $770,00 the majority of which is due to general, legal, accounting and administrative expenses associated with reporting obligations under the Exchange Act and our planned acquisition. In the event we decide to proceed with Phase IV of our exploration program, which is estimated to cost $120,000, we will need to obtain additional financing of at least $200,000.

Under the terms of the Assignment Agreement we are required to pay Anglo an aggregate amount equal to $500,000 for expenses incurred by Anglo in connection with the PSA, with such amount payable as follows (i) $125,000 on the effective date of the Assignment Agreement (paid), (ii) $125,000 on the thirty day anniversary of the effective date of the Assignment Agreement (paid), and (iii) $250,000 on the ninety day anniversary of the effective date of the Assignment Agreement. We are also required to reimburse Anglo for all future expenses of Anglo related to the PSA after the effective date of the Assignment Agreement and will incur legal, accounting, due diligence and other expenses on our own behalf. We are in the process of negotiating an extension of the payment provisions under the Assignment Agreement. If we proceed with the transactions contemplated with Anglo under the Assignment Agreement we will require additional capital to fund our 40% interest in the joint venture. These funding requirements could be significant. We plan to raise up to $3,000,000 to fund our initial obligations under the Assignment Agreement, and to raise additional financing to fund our joint venture interest, if any. If we complete the transactions contemplated by the PSA, we anticipate we will be required to raise additional capital to fund our obligations related to our 40% interest in the joint venture.

Our management have agreed to provide by way of loan the funding required to pay our legal, audit and administrative expenses until we secure additional financing.

As of May 31, 2007, we had a working capital deficit of $195,281. We incurred significant expenses negotiating and conducting due diligence in connection with our proposed acquisition of Paddington Holdco from Link. We received written notice from Link terminating the term sheet on February 21, 2007. On April 26 and June 18, 2007, we issued demands for payment on the $78,340 (AUS$100,000) promissory note issued to Paddington Holdco.

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

Currently, we do not have any financing arrangements in place and there is no assurance that we will be able to obtain sufficient financing to fund our capital requirements generally or to fund the consideration required under to acquire Anglo’s interest in the PSA. If we do not obtain the necessary financing, then our plan of operation will be scaled back according to the amount of funds available. The inability to raise the necessary financing will severely restrict our ability to continue exploration programs or acquisition activities as planned.

RESULTS OF OPERATIONS

Summary
	Three Months Ended May 31
			Percentage
	2007	2006	Increase / (Decrease)
Revenue	--	--	N/A
Expenses	$33,803	$6,499	420.1
Net Income (Loss)	$(147,471)	$(6,499)	2,169.1%

	Six Months Ended May 31
			Percentage
	2007	2006	Increase / (Decrease)
Revenue	--	--	N/A
Expenses	$108,021	$20,416	429.1%
Net Income (Loss)	$(223,371)	$(20,416)	994.1%

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

Expenses

Our expenses for the three months ended May 31, 2007 and 2006, consisted of the following:

	Three Months Ended May 31
	2007	2006	Percentage Increase / (Decrease)

Amortization expense	-	$239	(100%)
Consulting	$12,000	-	100%
Exploration costs	-	-	-
General and administrative	$24,119	$6,089	296.1%
Loss (gain) on foreign exchange	$(2,316)	$171	(1,454.4%)

	Three Months Ended May 31
	2007	2006	Percentage Increase / (Decrease)

Amortization expense	-	$239	(100%)
Loss on disposal of equipment	-	-	-
Mineral property costs	-	-	-
Total Expenses	$33,803	$6,499	420.1%

Our expenses for the three months ended May 31, 2007 were greater than our expenses for the same period in 2006 primarily due to consulting fees and an increase in professional fees associated with our continuing reporting obligations under the Exchange Act.

	Six Months Ended May 31
	2007	2006	Percentage Increase / (Decrease)

Amortization expense	-	$478	(100%)
Consulting	$24,000	-	100%
Exploration costs	-	-	-
General and administrative	$86,519	$19,685	339.5%
Loss (gain) on foreign exchange	$(2,498)	$253	(1,087.4%)
Loss on disposal of equipment	-	-	-
Mineral property costs	-	-	-
Total Expenses	$108,021	$20,416	429.1%

We anticipate expenses will increase significantly as we complete the transaction with Anglo. If the transaction is completed, overall expenses will increase significantly.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
	At May 31, 2007	At November 30, 2006	Percentage Increase / (Decrease)

Current Assets	$85,001	$139,349	(39.0)%
Current Liabilities	$280,282	$208,376	34.5%
Working Capital (Deficit)	$(195,281)	$(69,027)	182.9%

Cash Flows
		Six Months Ended May 31
		2007	2006
Cash Flows Used In Operating Activities		$(101,008)	$(14,461)
Cash Flows Used In Investing Activities		($250,000)	-
Cash Flows Provided By Financing Activities		$375,000	-
Net Increase (Decrease) In Cash During Period		$23,992	$(14,461)

As at May 31, 2007, we had a cash balance of $84,869. The decreases in our working capital at May 31, 2007 from our year ended November 30, 2006, and the increase in our cash used during the period ended on May 31, 2007, from the comparable periods of the preceding fiscal year are primarily a result of the increase in our professional fees in connection with preparing and filing our Annual and Quarterly Reports as required under the Exchange Act, expenses related to the abandoned acquisition with Paddington Holdco and Link and our Assignment Agreement with Anglo, and the fact that we had no revenue and limited sources of financing during the quarter ended May 31, 2007.

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

We believe we will need to raise a minimum of $700,000 in the next few months to fund our working capital requirements. If we proceed with the transactions contemplated with Anglo under the Assignment Agreement we will require additional capital to fund our 40% interest in the joint venture. These funding requirements could be significant. We plan to raise up to $3,000,000 to fund our initial obligations under the Assignment Agreement, and to raise additional financing to fund our joint venture interest, if any. If we complete the transactions contemplated by the PSA, we anticipate we will be required to raise additional capital to fund our obligations related to our 40% interest in the joint venture.

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

On May 2, 2007, the Company issued a 6% convertible debenture with a principal amount of $125,000 which is due and payable on December 31, 2008. Interest is payable semi-annually beginning on September 30, 2007, and thereafter on March 31st and September 30th of each year, payable at the option of the Company in cash or shares. The principal and accrued interest on the Debenture may be converted at any time into shares of the Company’s common stock at a rate of $0.25 per share, at the option of the holder. If the Company closes the Anglo agreement, as described above, the Debenture will be automatically converted into common shares of the Company at the rate of $0.25 per share.

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

We have incurred a net loss of $422,798 for the period from October 17, 2001 (inception) to May 31, 2007, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern.

We may be unable to continue as a going concern.

We had a working capital deficit of $195,281 at May 31, 2007. We will require at least $600,000 to fund our obligations under our Assignment Agreement with Anglo and significantly more to complete the transactions contemplated thereunder. There is doubt about our ability to continue as a going concern due to our lack of working capital for our planned business activities. We currently do not have sufficient working capital to meet our on-going obligations. We are also in the process of seeking sufficient financing to implement our business strategy. Our ability to raise additional financing will be contingent on our ability to restructure our liabilities and may require us to restructure our capital structure. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

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

Our independent auditor believes there is substantial doubt that we can continue as a going concern which, if true, raises substantial doubt that a purchaser of our common stock will receive a return on his or her investment. We have incurred a net loss of $422,798 for the period from October 17, 2001 (inception) to May 31, 2007, and will likely continue to incur further losses as we continue our exploration program. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral properties. If we are not able to continue as a going concern it is likely any holder of our common stock will lose his or her investment in that stock.

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

On May 2, 2007, the Company issued a 6% convertible debenture with a principal amount of $125,000 which is due and payable on December 31, 2008. Interest is payable semi-annually beginning on September 30, 2007, and thereafter on March 31st and September 30th of each year, payable at the option of the Company in cash or shares. The principal and accrued interest on the Debenture may be converted at any time into shares of the Company’s common stock at a rate of $0.25 per share, at the option of the holder. If the Company closes the Anglo agreement, as described above, the Debenture will be automatically converted into common shares of the Company at the rate of $0.25 per share.

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

Set forth below is a description of the unregistered sales of securities during the quarter ended May 31, 2007.

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

On May 2, 2007, the Company issued a 6% convertible debenture with a principal amount of $125,000 which is due and payable on December 31, 2008. Interest is payable semi-annually beginning on September 30, 2007, and thereafter on March 31st and September 30th of each year, payable at the option of the Company in cash or shares. The principal and accrued interest on the Debenture may be converted at any time into shares of the Company’s common stock at a rate of $0.25 per share, at the option of the holder. If the Company closes the Anglo agreement, as described above, the Debenture will be automatically converted into common shares of the Company at the rate of $0.25 per share. The convertible debenture was issued in an off-shore transaction (as defined under Regulation S of the Securities Act of 1933, as amended (the “Securities Act”) to one investor who is a non-U.S. person, in reliance upon the exception from the registration requirements available under Rule 903 of Regulation S under the

Securities Act. The convertible debenture and underlying securities are “restricted securities” as defined under Rule 144(a)(3) in accordance with Rule 905 of Regulation S.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation(1)
3.2	Bylaws, as amended(1)
3.3	Articles of Incorporation, as amended(2)
4.1	Form of Share Certificate(1)
10.1	Loan Agreement dated October 18, 2006, between John Veltheer and Texada Ventures Inc. (3)
10.2	Letter Agreement dated November 9, 2006 among Texada Ventures Inc. and Link Investment Holdings, S.A. (4)
10.3	Promissory Note issued to IFG Trust Services by Texada Ventures Inc. (5)
10.4	Term Sheet Agreement dated March 21, 2007 between Texada Ventures Inc. and Anglo Energy Refining Corp. (6)
10.5	Assignment Agreement dated April 5, 2007 between Texada Ventures Inc. and Anglo Energy Refining Corp.(7)
14.1	Code of Ethics (8)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on April 15, 2003, as amended.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 21, 2006.
(3)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB originally filed on October 20, 2006.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 11, 2006
(5)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on February 28, 2007
(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 23, 2007

(7)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 11, 2007
(8)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on March 9, 2006

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXADA VENTURES INC.

By:	/s/ John Veltheer
JOHN VELTHEER
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer and
Director
(Principal Executive Officer
and Principal Accounting Officer)

Date:	July 13, 2007