Form 10QSB
period 2007-08-31
TEXADA VENTURES INC
filed 2007-10-15
CIK 1174907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2007

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

Yes        No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:   As of October 12, 2007, there were 60,733,335 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one)

Yes        No

INDEX

PART I - FINANCIAL INFORMATION	Page No.(s)

Item 1.	Financial Statements (unaudited)	1

Balance Sheets	2

Statements of Operations	3

Statements of Cash Flows	4

Notes to the Financial Statements	5

Item 2.	Management's Discussion and Analysis or Plan of Operation	13

Item 3.	Controls and Procedures	27

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	27

Item 3.	Defaults Upon Senior Securities.	27

Item 4.	Submission of Matters to Vote of Security Holders.	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

SIGNATURES	29

i

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months and the three months ended August 31, 2007 are not necessarily indicative of the results that can be expected for the year ending November 30, 2007.

As used in this Quarterly Report, the terms “we”, “us”, “our”, “the Company” and “Texada” mean Texada Ventures Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Texada Ventures Inc.

(An Exploration Stage Company)

Balance Sheets

(Expressed in US dollars)

	August 31, 2007 $	November 30, 2006 $
	(unaudited)

ASSETS

Current Assets

Cash	55,298	60,877
Prepaid expenses	132	132
Note receivable, net of allowance (Note 4)	–	78,340

Total Assets	55,430	139,349

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	57,520	48,399
Accrued liabilities	23,851	9,227
Due to related party (Note 6(c))	55,318	50,750
Promissory notes payable (Note 7)	150,000	100,000

	286,689	208,376
Convertible debentures, less unamortized discount of $254,839 (Note 8)	70,161	–

Total Liabilities	356,850	208,376

Contingencies and Commitments (Notes 1 and 9)

Stockholders’ Equity (Deficit)

Preferred Shares, 100,000,000 shares authorized, $0.001 par value None issued and outstanding	–	–

Common Shares, 500,000,000 shares authorized, $0.001 par value 60,733,335 shares issued and outstanding	60,733	60,733

Additional Paid-In Capital	394,667	69,667

Deficit Accumulated During the Exploration Stage	(756,820)	(199,427)

Total Stockholders’ Equity (Deficit)	(301,420)	(69,027)

Total Liabilities and Stockholders’ Equity (Deficit)	55,430	139,349

(The accompanying notes are an integral part of these financial statements)

Texada Ventures Inc.

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

(unaudited)

	Accumulated from
	October 17, 2001 (Date of Inception)	For the Nine months Ended	For the Nine months Ended	For the Three months Ended	For the Three months Ended
	To August 31,	August 31,	August 31,	August 31,	August 31,
	2007	2007	2006	2007	2006
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Amortization	798	–	718	–	240
Consulting	42,000	36,000	–	12,000	–
Exploration costs	20,091	–	–	–	–
General and administrative	266,510	101,249	29,065	14,730	9,380
Loss (gain) on foreign exchange	(1,609)	(2,711)	325	(213)	72
Mineral property costs	3,350	–	–	–	–
Write off of deposit (Note 5)	250,000	250,000	–	250,000	–

Total Operating Expenses	581,140	384,538	30,108	276,517	9,692

Net Loss from Operations	(581,140)	(384,538)	(30,108)	(276,517)	(9,692)

Other Income (Expense)

Interest on related party advance	(5,318)	(4,568)	–	(1,523)	–
Interest on promissory notes	(8,164)	(8,164)	–	(3,024)	–
Loss on disposal of equipment	(2,075)	–	–	–	–
Loss on write down of note receivable	(88,930)	(88,930)		(2,133)
Interest income	6,155	6,155	–	2,133	–
Accretion of discount on convertible debentures	(70,161)	(70,161)	–	(48,044)	–
Interest expense on convertible debentures	(7,187)	(7,187)	–	(4,914)	–

Net Loss	(756,820)	(557,393)	(30,108)	(334,022)	(9,692)

Net Loss Per Share – Basic and Diluted		(0.01)	–	(0.01)	–

Weighted Average Shares Outstanding		60,733,335	60,733,335	60,733,335	60,733,335

(The accompanying notes are an integral part of these financial statements)

Texada Ventures Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	Accumulated from October 17, 2001 (Date of Inception) To August 31, 2007 $	For the Nine months Ended August 31, 2007 $	For the Nine months Ended August 31, 2006 $

Operating Activities

Net loss	(756,820)	(557,393)	(30,108)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of convertible debt discount	70,161	70,161	–
Amortization	798	–	718
Loss on write down of note receivable	88,930	88,930	–
Loss on disposal of equipment	2,075	–	–
Write off of deposit	250,000	250,000	–

Change in operating assets and liabilities:
Prepaid expenses	(132)	–	2,500
Notes receivable	(10,590)	(10,590)	–
Accounts payable and accrued liabilities	81,371	23,745	8,191
Due to related party	5,318	4,568	–

Net Cash Used in Operating Activities	(268,889)	(130,579)	(18,699)

Investing Activities

Oil and gas interest	(250,000)	(250,000)	–
Advance of note receivable	(78,340)	–	–
Office equipment purchase	(2,873)	–	–

Net Cash Used In Investing Activities	(331,213)	(250,000)	–

Financing Activities

Loan advanced by related party	50,000	–	–
Proceeds from convertible debentures	325,000	325,000	–
Proceeds from promissory notes payable	150,000	50,000	–
Proceeds from issuance of common shares	130,400	–	–

Net Cash Flows Provided by Financing Activities	655,400	375,000	–

Increase (Decrease) in Cash	55,298	(5,579)	(18,699)

Cash - Beginning of Period	–	60,877	22,462

Cash - End of Period	55,298	55,298	3,763

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2007

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at August 31, 2007, the Company has a working capital deficit of $231,259, and has accumulated losses of $506,820 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management’s plan for the next twelve months is to further explore its mineral property interest in the Peek Claims (Note 3). As at August 31, 2007, the Company had cash of $55,298 on hand, and for the next twelve months, management anticipates that the minimum cash requirements to fund its proposed exploration program and continued operations will be $270,000. Accordingly, the Company does not have sufficient funds to meet planned expenditures over the next twelve months, and will need to seek additional debt or equity financing to meet its planned expenditures. There is no assurance that the Company will be able to raise sufficient cash to fund its future exploration programs and operational expenditures.

2.	Summary of Significant Accounting Policies
a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is November 30.

b)	Interim Financial Statements

These interim unaudited financial statements for the period ended August 31, 2007 have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

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

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2007

2.    Summary of Significant Accounting Policies (continued)

d)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At August 31, 2007, the Company has no dilutive securities outstanding.

e)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

f)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. At August 31, 2007, the Company had no cash equivalents.

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

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2007

2.    Summary of Significant Accounting Policies (continued)

h)	Oil and Gas Properties

The Company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of August 31, 2007, the Company had no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made the Company assesses annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

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

For unproven properties, the Company excludes from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, the Company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. The Company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test. As of August 31, 2007, all of the Company’s oil and gas properties were unproved and were excluded from amortization.

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

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2007

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

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2007

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

r)	Recently Issued Accounting Pronouncements

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
Notes to the Financial Statements
August 31, 2007

4.	Note Receivable

During the year ended November 30, 2006, the Company advanced $78,340 (AUS$100,000) to Paddington Gold Holdings Pty. Ltd. (“Paddington Holdco.”), secured by a demand promissory note receivable, bearing interest at 10% per annum, repayable on the earlier of one year or upon closing of a merger transaction between the Company and Paddington Holdco. Refer to Note 9. As at August 31, 2007, the principal amount has increased by $3,420 to $81,760 as a result of foreign exchange, and accrued interest of $6,138 has been recorded. During the period ended August 31, 2007, the Company recorded an allowance of 100% of the value of the note and recognized $88,930 as a loss on write down of note receivable.

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

As of August 31, 2007, the Company has forfeited the agreement, and accordingly, the $250,000 previously paid has been written off to operations.

6.	Related Party Transactions

Unless disclosed elsewhere in the financial statements, the following represents all significant balances and transactions entered into by the Company with its directors, shareholders or with companies related by virtue of common ownership or common directors:

a)	During the nine month period ended August 31, 2007, the Company paid $36,000 in consulting fees to a director (2006 - $NIL).
b)	Accounts payable as at August 31, 2007 includes $3,125 (November 30, 2006 - $3,125) owing to a former director for expenses incurred on the Company’s behalf.
c)

During the prior year ended November 30, 2006, the Company received an advance of $50,000 from a director. The amount is supported by a promissory note, bears interest at 12% per annum and matures October 18, 2007. Accrued interest of $5,318 has been recorded as at August 31, 2007.

These transactions were in the normal course of operations and were measured at the exchange amount, which represented the amount of consideration established and agreed to by the related parties.

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2007

7.	Promissory Notes Payable
a)

The Company entered into a demand promissory note effective February 15, 2007 with a third party for $50,000, to be repaid on demand together with interest at 8% per annum, interest payable annually due on or before February 14 of each year. As at August 31, 2007, accrued interest of $2,159 has been recorded.

b)

The Company entered into a demand promissory note dated November 20, 2006 with a third party for $100,000, to be repaid on demand together with interest at 8% per annum. As at August 31, 2007, accrued interest of $6,005 has been recorded.

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

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $200,000 as additional paid-in capital and an equivalent discount which will be expensed over the term of the convertible debentures. The Company will record interest expense over the term of the remaining convertible debentures of $200,000 resulting from the difference between the stated value and carrying value at the date of issuance. At August 31, 2007, accrued interest of $4,701 has been included in accrued liabilities, and interest expense of $45,325 has been accreted increasing the carrying value of the convertible debentures to $45,325.

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

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $125,000 as additional paid-in capital and an equivalent discount which will be expensed over the term of the convertible debentures. The Company will record interest expense over the term of the remaining convertible debentures of $125,000 resulting from the difference between the stated value and carrying value at the date of issuance. At August 31, 2007, accrued interest of $2,486 has been included in accrued liabilities, and interest expense of $24,836 has been accreted increasing the carrying value of the convertible debentures to $24,836.

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2007

9.   Contingency, Commitments and Contractual Obligations

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

The Promissory Note between the Company and Paddington Holdco is a Demand Promissory Note. On April 26 and June 18, 2007, the Company issued demands for payment. The Demand Promissory Note has been written down during the period ended August 31, 2007, as it has been determined not to be collectible.

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

As of July 4, 2007, Anglo had not delivered requested due diligence documentation related to the transaction, and we attempted to negotiate an extension to the payment provisions under the Assignment Agreement. Negotiations continued through September 30, 2007. After failing to obtain due diligence related to the proposed joint venture, we elected to terminate further negotiations with Anglo and write off our investment in the project.

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

As of July 4, 2007, Anglo had not delivered requested due diligence documentation related to the transaction, and we attempted to negotiate an extension to the payment provisions under the Assignment Agreement. Negotiations continued through September 30, 2007. After failing to obtain due diligence related to the proposed joint venture, we elected to terminate further negotiations with Anglo and write off our investment in the project.

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

We anticipate that we will incur the following expenses over the next twelve months :

Category	Planned Expenditures over the Next Twelve Months (US$)
Professional Fees	100,000
Office Expenses	50,000
Mineral Exploration Expenses	120,000(1)
Total	270,000

                (1) We are currently evaluating whether to proceed with a future exploration of the Peeks claims. We do not have sufficient capital to undertake such an exploration program at this time.

Our total expenditures over the next twelve months are anticipated to be approximately $270,00 the majority of which is due to general, legal, accounting and administrative expenses associated with reporting obligations under the Exchange Act and our planned exploration.

Our management have agreed to provide by way of loan the funding required to pay our legal, audit and administrative expenses until we secure additional financing.

As of August 31, 2007, we had a working capital deficit of $231,259. We received written notice from Link terminating the term sheet on February 21, 2007. On April 26 and June 18, 2007, we issued demands for payment on the $78,340 (AUS$100,000) promissory note issued to Paddington Holdco.

As of July 4, 2007, Anglo had not provided us with requested due diligence materials under the terms of the Assignment Agreement, and we continued to negotiate an extension to the final payment due. To that date, we had paid $250,000 to Anglo under the agreement. As of September 30, 2007, we had not received the requested due diligence materials, and we elected to permit the Assignment Agreement to lapse.

We do not expect our business to achieve profitability in the near future as we expect to continue to incur substantial development and operating expenses. We anticipate that we will be required to raise $500,000 during the next 12 months to fund our expected administrative and exploration expenditures and our working capital deficit. Howeve r, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or debt to fund our estimated general administration, exploration and other working capital requirements. We believe that debt financing will not be an alternative for funding. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time we locate mineral reserves on our mineral claims.

Currently, we do not have any financing arrangements in place and there is no assurance that we will be able to obtain sufficient financing to fund our capital requirements generally or to fund future exploration. If we do not obtain the necessary financing, then our plan of operation will be scaled back according to the amount of funds available. The inability to raise the necessary financing will severely restrict our ability to continue exploration programs or acquisition activities as planned.

RESULTS OF OPERATIONS

Summary
	Three Months Ended August 31

	2007	2006
Revenue	--	--
Expenses	$276,517	$9,692
Net Income (Loss)	$(334,022)	$(9,692)

	Nine Months Ended August 31

	2007	2006
Revenue	--	--
Expenses	$384,538	$30,108
Net Income (Loss)	$(557,393)	$(30,108)

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

Expenses

Our expenses for the three months ended August 31, 2007 and 2006, consisted of the following:

	Three Months Ended August 31
	2007	2006	Percentage Increase / (Decrease)

Amortization expense	-	$240	(100%)
Consulting	$12,000	-	100%
Exploration costs	-	-	-
General and administrative	$14,730	$9,380	57.0%
Loss (gain) on foreign exchange	$(213)	$72	(195.8%)

	Three Months Ended August 31
	2007	2006	Percentage Increase / (Decrease)

Loss on disposal of equipment	-	-	-
Mineral property costs	-	-	-
Write off of deposit	$250,000	-	(100%)
Total Expenses	$276.517	$9,692	2,753.0%

Our expenses for the nine months ended August 31, 2007 were greater than our expenses for the same period in 2006 primarily due to consulting fees, an increase in professional fees associated with our continuing reporting obligations under the Exchange Act and the failure of the Paddington and Anglo transactions to close.

	Nine Months Ended August 31
	2007	2006	Percentage Increase / (Decrease)

Amortization expense	-	$718	(100%)
Consulting	$36,000	-	100%
Exploration costs	-	-	-
General and administrative	$101,249	$29,065	248.4%
Loss (gain) on foreign exchange	$(2,711)	$325	(734.2%)
Loss on disposal of equipment	-	-	-
Mineral property costs	-	-	-
Write off of deposit	$250,000	-	(100%)
Total Expenses	$384,538	$30,108	1,177.2%

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
	At August 31, 2007	At November 30, 2006	Percentage Increase / (Decrease)

Current Assets	$55,430	$139,349	(60.2)%
Current Liabilities	$286,689	$208,376	37.6%
Working Capital (Deficit)	$(231,259)	$(69,027)	235.0%

Cash Flows
		Nine Months Ended August 31
		2007	2006
Cash Flows Used In Operating Activities		$(130,579)	$(18,699)
Cash Flows Used In Investing Activities		($250,000)	-
Cash Flows Provided By Financing Activities		$375,000	-
Net Increase (Decrease) In Cash During Period		$(5,579)	$(18,699)

As at August 31, 2007, we had a cash balance of $55,298. The decreases in our working capital at August 31, 2007 from our year ended November 30, 2006, and the increase in our cash used during the period ended on August 31, 2007, from the comparable periods of the preceding fiscal year are primarily a result of the increase in our professional fees in connection with preparing and filing our Annual and Quarterly Reports as required under the Exchange Act, expenses related to the abandoned acquisition with Paddington Holdco and Link and the abandoned Assignment Agreement with Anglo, and the fact that we had no revenue and limited sources of financing during the quarter ended August 31, 2007

Our auditors expressed substantial doubt regarding our ability to continue as a going concern related to our financial statements for the year ended November 30, 2006, and these circumstances have not improved. The factors related to the determination of our ability to continue as a going concern, include our working capital deficit, lack of foreseeable revenues from operations, need to additional capital to maintain our interest in the Peek Claims, need for additional capital to fund our general and administrative requirements. Management’s plan to resolve the going concern uncertainty is to raise additional capital of at least $500,000 through equity financing in private placements during the next twelve months. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital, conduct successful exploration activities on its properties and appreciation in the value of exploration properties and assets, specifically the Company’s Peek Claims. Management believes that demand for exploration stage properties is strong and that it may be able to sell or enter into a joint venture arrangement to fund continued exploration of the Peek Claims. If the Company is unable to raise additional capital in a timely manner, it may be required to sell its Peek Claims or permit such claims to lapse. The Company may be forced to discontinue operations.

Future Financing

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares and debt will result in dilution to our existing stockholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing for to fund our planned business activities. We are an early stage company and currently do not have sufficient capital to fully fund the expected exploration work of our Peek Claims. We plan to spend approximately $10,000 during the fiscal year ending November 30, 2007 on exploration work related to our Peek Claims and are considering whether to undertake further exploration work at an estimated cost of $120,000. We estimate that our general operating expenses during the next twelve months will be approximately $150,000, consisting primarily of professional fees and administrative expenses. We wrote off a $250,000 deposit made in connection with the Assignment Agreement with Anglo during the quarter ended August 31, 2007.

In addition, we are in the process of evaluating potential acquisition opportunities. Consequently, we may require additional capital during the next twelve months to fund a plan of operation in connection with any acquisition. We cannot assure you that we will raise sufficient capital to fund our working requirements or any acquisition on acceptable terms, if at all.

We believe we will need to raise a minimum of $500,000 in the next 12 months to fund our general operating requirements, potential exploration and our working capital deficit. If we proceed with additional exploration work on the Peek Claims or complete a strategic acquisition, our funding requirements could be significant. We plan to raise additional financing to fund our working capital requirements.

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

We have incurred a net loss of $581,140 for the period from October 17, 2001 (inception) to August 31, 2007, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern.

We may be unable to continue as a going concern.

We had a working capital deficit of $231,259 at August 31, 2007. We will require at least $500,000 to fund our working capital deficit, potential exploration and ongoing working capital requirements during the next 12 months. There is doubt about our ability to continue as a going concern due to our lack of working capital for our planned business activities. We currently do not have sufficient working capital to meet our on-going obligations. We are also in the process of seeking sufficient financing to implement our business strategy. Our ability to raise additional financing will be contingent on our ability to restructure our liabilities and may require us to restructure our capital structure. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

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

Dr. John Veltheer, our President, also holds positions as a director in SES Solar Inc., a US reporting company engaged in business of engineering, manufacturing and distributing high-performance photovoltaic solar tiles and modules; the chief executive officer, secretary, treasurer and a director of Vecten Corporation, a start-up private equity fund; and the president and a director of Iridium Capital Inc., a private Canadian company that provides start-up consulting services. Because we are in the early stages of our business, Dr. Veltheer devotes approximately twenty hours per week to our company’s affairs. If the demands of our business require the full business time of Dr. Veltheer, he is prepared to adjust his timetable to devote more time to our business. However, Dr. Veltheer may not be able to devote sufficient time to the management of our business, as and when needed. It is possible that the demands of Dr. Veltheer’s other interests will increase with the result that he would no longer be able to devote sufficient time to the management of our business. Competing demands on Dr. Veltheer’s time may lead to a divergence between his interests and the interests of other stockholders.

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

Our independent auditor believes there is substantial doubt that we can continue as a going concern which, if true, raises substantial doubt that a purchaser of our common stock will receive a return on his or her investment. We have incurred a net loss of 581,140 for the period from October 17, 2001 (inception) to August 31, 2007, and will likely continue to incur further losses as we continue our exploration program. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral properties. If we are not able to continue as a going concern it is likely any holder of our common stock will lose his or her investment in that stock.

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

We had no unregistered sales of securities during the quarter ended August 31, 2007.

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
JOHN VELTHEER
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer and
Director
(Principal Executive Officer
and Principal Accounting Officer)

Date:	October 15, 2007