Form 10KSB
period 2007-11-30
TEXADA VENTURES INC
filed 2008-03-14
CIK 1174907

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

☒|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-51563

TEXADA VENTURES INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0431245
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Suite 720-999 West Broadway Vancouver, B.C. Canada	V5Z 1K5
(Address of principal executive offices)	(Zip Code)

(604) 562-6915

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value per share

Check whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒         No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐         No ☒

State the issuer’s revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): $38,416,668.75 as of March 10, 2008, based on the last sales price of $1.25 per share of the Company’s common stock on the National Association of Securities Dealers Over-the-Counter Bulletin Board.

As of March 10, 2008, we had 60,733,335 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

Transition Small Business Disclosure Format (Check One)

Yes ☐      No   ☒

TABLE OF CONTENTS

ITEM 1.	DESCRIPTION OF BUSINESS	2

ITEM 2.	DESCRIPTION OF PROPERTIES	8

ITEM 3.	LEGAL PROCEEDINGS	21

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	21

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES	21

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	23

ITEM 7.	FINANCIAL STATEMENTS	33

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	34

ITEM 8A.	CONTROLS AND PROCEDURES	34

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; SECTION 16(A) COMPLIANCE	35

ITEM 10.	EXECUTIVE COMPENSATION	37

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	36

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	38

ITEM 13.	EXHIBITS	40

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	41

SIGNATURES	42

FORWARD-LOOKING STATEMENTS

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
  the Company’s ability to raise sufficient financing to complete its planned exploration work on its properties and to place its properties into development, if warranted, and to continue as a going concern;
  the Company's ability to complete the proposed transaction with Anglo Energy Refining Corp. under the Assignment Agreement effective as of November 8, 2007;
  future decisions by management in response to changing conditions, and misjudgments, inaccurate assumptions or changes in conditions related to forward-looking statements.

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

ITEM 1.     DESCRIPTION OF BUSINESS

Overview

We were incorporated on October 17, 2001 under the laws of the State of Nevada. Our principal office is located at Suite 720 – 999 West Broadway, Vancouver, British Columbia, Canada V5Z 1K5. Our phone number is (604) 562-6915. Our facsimile number is (604) 662-8974.

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

We generally conduct our business through verbal agreements with consultants and arms-length third parties. Our verbal agreement with our geologist includes his reviewing all of the results from the exploratory work performed upon the site and making recommendations based on those results in exchange for payments equal to the usual and customary rates received by geologists performing similar consulting services.

As a result of our failure to generate substantial revenues since our inception, we have determined to review our initial business plan in order to evaluate the progress of our mining business. We have not attained profitable operations to date and are dependent upon obtaining financing to pursue our plan of operation. Following Dr. John Veltheer’s acquisition of 49% of our issued and outstanding shares and his appointment to the board of Texada, we have determined to continue to develop our current mining business and to seek other business opportunities under Dr. Veltheer’s guidance.

RECENT SIGNIFICANT CORPORATE DEVELOPMENTS

We have experienced the following significant corporate developments during our fiscal year ended November 30, 2007:

1.	On November 9, 2006, the Company entered into a Letter Agreement with Link. On January 11, 2007, the Company entered into a Term Sheet with Paddington Holdco and Link, the parent company of Paddington Holdco, that superseded and replaced the Letter Agreement. Pursuant to the Term Sheet, the Company and the shareholders of Paddington Holdco had arranged for investors to advance $3,917,000 (AUS$5,000,000) to facilitate a deposit paid by Paddington Holdco in connection with the acquisition by Paddington Holdco from Barrick of certain mineral assets located in Australia. The provision to pay the $3,917,000 (AUS$5,000,000) was the initial step in the proposed acquisition by the Company of 100% of the issued and outstanding shares of Paddington Holdco, in exchange for the issuance of 9,000,000 shares of the Company’s common stock to the shareholders of Paddington Holdco, and advances sufficient for Paddington Holdco to purchase certain mineral assets of Barrick. During the year ended November 30, 2006, the Company advanced $78,340 (AUS$100,000) to Paddington, secured by a Promissory Note. In order to fund the acquisition of the shares of Paddington Holdco, the Company expected to commence a financing to raise up to $60,000,000. The Company also agreed that concurrent with the acquisition of the mineral assets by Paddington Holdco from Barrick, the Company would pay finder’s fees in the amount of $500,000 in cash and shares with a value of $1,200,000. Additionally, the Company had agreed to reimburse a third party $250,000 for expenses incurred in connection with the acquisition. Closing of the transaction was contingent upon, among other things, the Company raising at least $55,000,000 in financing.

2.	On February 15, 2007, the Company issued a promissory note in the principal amount of $50,000 to IFG Trust Services Inc. The promissory note bears interest at a rate of 8% per annum, payable annually on or before February 14 of each year. Principal under the note is payable on demand.

3.	On February 21, 2007, the Company received notice from Link that the Term Sheet described above was terminated. The Promissory Note between the Company and Paddington Holdco is a Demand Promissory Note. On April 26 and June 18, 2007, the Company issued demands for payment on the $78,340 (AUS$100,000) promissory note issued to Paddington Holdco. During the year ended November 30, 2007, the Company an allowance of 100% of the value of the note and recognized $86,797 as a loss on writedown of the note receivable.

4.	On March 21, 2007, the Company entered into a Term Sheet Agreement with Anglo Energy Refining Corp., a Panamanian corporation (“Anglo”), to acquire all of Anglo’s rights and interests in a Production Sharing Agreement (the “PSA”) to be entered into between Anglo and a joint venture partner. The PSA relates to a 40% production sharing interest an Ecuadorian oil and gas field to be obtained by Anglo’s joint venture partner. On April 5, 2007, Anglo and the Company entered into an Assignment Agreement (the “Ecuador Assignment Agreement”) providing for the assignment of Anglo’s interest in the PSA in consideration for:

(a)	the payment by Texada to Anglo of an aggregate amount equal to $500,000 for expenses incurred by Anglo in connection with the PSA, with such amount payable as follows:

(i)	$125,000 on the effective date of the Assignment Agreement (paid),

(ii)	$125,000 on the thirty day anniversary of the effective date of the Ecuador Assignment Agreement (paid), and

(iii)	$250,000 on the ninety day anniversary of the effective date of the Ecuador Assignment Agreement.

(b)	the payment by Texada to Anglo of all future expenses of Anglo related to the PSA after the effective date of the Ecuador Assignment Agreement;

(c)	the issuance to Anglo (or its nominee) of 30,000,000 shares of common stock of Texada upon the closing of the PSA; and

(d)	the transfer of 10,084,011 shares of restricted common stock of Texada by one or more existing shareholders to Anglo (or its nominee) upon the closing of the PSA.

As of July 4, 2007, Anglo had not delivered requested due diligence documentation related to the transaction, and we attempted to negotiate an extension to the payment provisions under the Ecuador Assignment Agreement. Negotiations continued through September 30, 2007. After failing to obtain due diligence related to the proposed joint venture, we elected to terminate further negotiations with Anglo. Accordingly, as of November 30, 2007, the $250,000 previously paid has been written off.

5.	On April 10, 2007, the Company issued a 6% convertible debenture to Blackpool Ltd. in the principal amount of $200,000 which is due and payable on December 31, 2008. Interest is payable semi-annually beginning on September 30, 2007, and thereafter on March 31st and September 30th of each year, payable at the option of the Company in cash or shares. The principal and accrued interest on the Debenture may be converted at any time into shares of the Company’s common stock at $0.25 per share, at the option of the holder.

6.	On May 2, 2007, the Company issued a 6% convertible debenture to Sovereign Services Limited with a principal amount of $125,000 which is due and payable on December 31, 2008. Interest is payable semi-annually beginning on September 30, 2007, and thereafter on March 31st and September 30th of each year, payable at the option of the Company in cash or shares. The principal and accrued interest on the Debenture may be converted at any time into shares of the Company’s common stock at a rate of $0.25 per share, at the option of the holder.

7.	On November 8, 2007, the Company entered into a Loan Extension Agreement with John Veltheer, the President, Secretary, Treasurer and Director of the Company, pursuant to which Mr. Veltheer agreed to extend the maturity date of the $50,000 loan from Mr. Veltheer to the Company, as described in the Loan Agreement, dated as of October 18, 2006, between the Company and Mr. Veltheer, from October 18, 2007 to October 18, 2008.

8.	On November 12, 2007, we entered into an Assignment Agreement (the “Peru Assignment Agreement”) with Anglo, effective as of November 8, 2007, providing for the assignment of Anglo’s interest in a Production Agreement (the “PA”) to be entered into between Anglo and Barrett Resources (Peru) LLC (“ Barrett”). The PA relates to rights to develop and produce crude oil, gas and proven reserves at Block 67 located in Peru. In consideration for the assignment by Anglo to the Company of Anglo’s rights under the PA, the parties agreed as follows:

(a)	the Company agreed to pay to Anglo an aggregate amount equal to $115,000 ($100,000 paid), equivalent to 50% of the expenses incurred by Anglo up to and including the effective date of the Peru Assignment Agreement in connection with the negotiation of the PA, upon the receipt by the Company of documentation from Anglo supporting such expenses (the Company paid an additional $5,000 on December 5, 2007);

(b)	on the closing date, the Company agreed to pay to Anglo 100% of the reasonable, documented expenses incurred by Anglo from the effective date of the Peru Assignment Agreement to the closing date in connection with the negotiation and execution of the PA; and

(c)	on the closing date, the Company agreed to issue to Anglo (or its designee) that number of common shares such that Anglo (or its designee) shall own 50% of the issued and outstanding shares of common stock of the Company on the closing date.

The PA is subject to negotiation with Barrett and various governmental and regulatory approvals. The Peru Assignment Agreement provides the Company the right to participate and observe in the negotiations of a definitive PA and requires the Company and Anglo to use commercially reasonable efforts to cooperate in consummating the transactions contemplated therein. Anglo has granted the Company exclusive rights under the PA by agreeing not to, directly or indirectly, solicit, initiate, encourage or enter into any acquisition proposals. In December 2007, the Company hired R. R. Wolfe and Company, Inc. to complete an evaluation on the properties underlying the Peru Assignment Agreement. Management of the Company is reviewing such report to determine whether to move forward with the transactions contemplated by the Peru Assignment Agreement.

9.	On November 19, 2007, the Company issued a 6% convertible debenture to IFG Trust Services Inc. in the principal amount of $115,000 which is due and payable on December 31, 2008. Interest is payable semi-annually beginning on May 31, 2008, and thereafter on May 31st and November 30th of each year, payable at the option of the Company in cash or shares. The principal and accrued interest on the Debenture may be converted at any time into shares of the Company’s common stock at a rate of $0.25 per share, at the option of the holder. If the Company closes the transactions contemplated by the Peru Assignment Agreement, the Debenture will be automatically converted into common shares of the Company at $0.25 per share.

Risk Factors and Uncertainties

An investment in our common stock involves a high degree of risk. Readers should carefully consider the risks and uncertainties described below before deciding whether to invest in shares of our common stock.

Our failure to successfully address the risks and uncertainties described below would have a material adverse effect on our business, financial condition and/or results of operations, and the trading price of our common stock may decline and investors may lose all or part of their investment. We cannot assure you that we will successfully address these risks or other unknown risks that may affect our business.

Risks Related To Our Financial Condition and Business Model

We have yet to attain profitable operations and because we will need additional financing to fund our exploration activities, our accountants believe there is substantial doubt about our ability to continue as a going concern.

We have incurred a net loss of $773,006 for the period from October 17, 2001 (inception) to November 30, 2007, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern.

We may be unable to continue as a going concern.

As of November 30, 2007, we had cash of $20,665, current assets of $20,817 and current liabilities of $290,164.  Our working capital deficit was $269,347 at November 30, 2007. There is doubt about our ability to continue as a going concern due to our lack of working capital for our planned business activities. We currently do not have sufficient working capital to meet our on-going obligations. We are also in the process of seeking sufficient financing to implement our business strategy. Our ability to raise additional financing may be contingent on our ability to restructure our liabilities and may require us to restructure our capital structure. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

If we do not obtain additional financing, our business will fail.

In order for us to perform any further exploration or extensive testing, to complete the transactions contemplated under the Peru Assignment Agreement or to meet our on-going working capital requirements, we will need to obtain additional financing. We currently do not have any income. Our business plan calls for significant expenses in connection with the exploration of our mineral claims and acquisition of additional properties. We will require additional financing if further exploration programs are necessary. If we elect to proceed with the transactions under the Peru Assignment Agreement, we are required to reimburse Anglo for its expenses and we will require additional capital to fund our portion of any production agreement that may be negotiated with Barrett, if any.  In addition, we will require additional financing to sustain our business operations if we are not successful in earning revenues once our exploration is complete or we are unable to generate revenues from other business opportunities.

Our independent auditor believes there is substantial doubt that we can continue as a going concern which, if true, raises substantial doubt that a purchaser of our common stock will receive a return on his or her investment. We have incurred a net loss of $773,006 for the period from October 17, 2001 (inception) to November 30, 2007, and will likely continue to incur further losses as we continue our exploration program. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral properties. We may be forced to liquidate assets, issue securities that are extremely dilutive to existing shareholders or file for bankruptcy if we are unable to meet our ongoing working capital requirements.  If we are not able to continue as a going concern, it is likely any holder of our common stock will lose their investment in that stock.

Because our sole executive officer does not have formal training specific to the technicalities of mineral exploration, there is a higher risk our business will fail.

Dr. John Veltheer, our sole executive officer and director, does not have formal training as a geologist and lacks the technical training and experience in managing an exploration company. Additionally, Dr. Veltheer has never managed any company involved in starting or operating a mine or oil and gas exploration or development company. With no direct training or experience in these areas, our management may not be fully aware of many of the specific requirements related to working within this industry. Our decisions and choices may not take into account standard engineering or managerial approaches mineral exploration or oil and gas companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to our lack of experience in this industry.

Because of the unique difficulties and uncertainties inherent in the exploration business, we face a high risk of business failure.

Potential investors should be aware of the difficulties normally encountered by new exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the resource properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

Because we anticipate our operating expenses will increase prior to our earning revenues, we may never achieve profitability.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of our mineral claims and the production of minerals thereon, if any, or from the potential production agreement with Barrett, if any, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we may not be able to generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

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

We may not be able to realize any benefit under the Peru Assignment Agreement with Anglo and may be required to write off $105,000 advanced to Anglo.

We advanced $105,000 to Anglo Energy Refining Corp. under the terms of the Peru Assignment Agreement, which provides for the assignment of Anglo’s interest in a Production Agreement to be entered into between Anglo and Barrett Resources (Peru) LLC, related to rights to develop and produce crude oil, gas and proven reserves at Block 67 located in Peru. Under the terms of the Peru Assignment Agreement, we have very limited rights to participate and observe in the negotiations of a definitive Production Agreement and Anglo is required to use commercially reasonable efforts to cooperate with us in consummating the transactions contemplated therein. Accordingly, we rely on Anglo for success in consummating this transaction. The negotiation and execution of any Participation Agreement is subject to approval by Barrett and governmental regulators, which may not be received. This is our second such agreement with Anglo, the first of which was unsuccessful and required us to write off $250,000.

In December 2007, we hired R. R. Wolfe and Company, Inc. to complete an evaluation on the properties underlying the Peru Assignment Agreement. We are reviewing such report to determine whether to move forward with the transactions contemplated by the Peru Assignment Agreement. There cannot be any assurance that we will conclude any transaction under the Peru Assignment Agreement, and our failure to do so would require us to write off $105,000 in advances to Anglo and costs associated with the R. R. Wolfe and Company report and due diligence. We anticipate that we will need to raise approximately $2.8 million to complete the transactions contemplated under the Peru Assignment Agreement.

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

There are several governmental regulations that materially restrict mineral exploration or exploitation. We will be subject to the Yukon Quartz Mining Act (the “YQMA”) as we carry out our exploration program. An annual exploration expenditure of $90 (CDN$100) per claim is required by the YQMA to maintain the claims in good standing. Alternatively an annual payment of $90 (CDN$100) per claim in lieu of work is sanctioned by the YQMA to maintain claims in good standing. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these regulations. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying our exploration program. Our annual cost of compliance with the YQMA is presently approximately $723 (CDN$800) per year.

As we undertake exploration of our mineral claims, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program.

We intend to conduct further offerings in the future in which case current shareholdings will be diluted.

We intend to conduct further equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. The result of this could reduce the value of the stock of our shareholders. If we issue additional stock, shareholders’ percentage interest in us will be lower. This condition is often referred to as “dilution”.  During our fiscal year ended November 30, 2007, we issued convertible notes in the aggregate principal amount of $440,000.  The notes are convertible at the option of the holders into shares of our common stock at $0.25.  Our stock closed at $1.25 per share on the OTCBB on March 10, 2008.

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

ITEM 2.     DESCRIPTION OF PROPERTIES

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
diamond drill (ing)

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

reserve

For the purposes of this report, that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves consist of:
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

       The YQMA and its regulations govern the procedures involved in the location, recording and maintenance of mineral titles in the Yukon Territory. The YQMA also governs the issuance of quartz mining licenses which are long term licenses to produce minerals. Under the YQMA, title to Yukon quartz mineral claims can only be held by individuals or Yukon corporations. Because of this regulation, Barclay McDonald, Glen MacDonald’s son, is holding the mineral claim in trust for us until we can determine whether there are significant mineral reserves on our claim. If we determine that there are significant mineral reserves on our claim we will incorporate a Yukon subsidiary to hold title to the claim and Barclay MacDonald will transfer the mineral claim to the subsidiary. The transfer will be at no cost to us other than the costs associated with the incorporation of the Yukon subsidiary.

The source for the geological data under the headings “Location, Infrastructure and Access”, “ Physiography, Climate and Vegetation”, “History of Exploration”, “Mineralization”, “Recommendation of Geological Report and Geological Exploration Program” and “Present Condition of the Property and Current State of Exploration” is the June 2002 and April 2004 geological reports entitled “Geological Report on the Wheaton River Property (Peek 1-8 Mineral Claims; YC19158-YC19165) prepared by our consulting geologist, W.G. Timmins.

Location, Infrastructure and Access

The Peek Claims cover a broad northwest trending ridge south of Pugh Peak (referred to locally as “Gold Hill”), extending from the Wheaton River to Hodnett Lakes. The property lies 40 km south of Whitehorse, the capital of the Yukon Territory, at geographical coordinates 60 16’N latitude, 135 06’W longitude, see Figures 1 and 2 below.

FIGURE 1

Yukon Territory
Area: *478,034 sq. km.*
Population: *25,000*
Capital: *Whitehorse*

BEAUFORT SEA
TUKTOYAKTUK
STOKES POINT
Inuvik
Old Crow
ALASKA
N.W.T.
N
DEMPSTER HIGHWAY
YUKON
YUKON RIVER
Dawson
KLONDIKE HIGHWAY
Elsa
Mayo
Macmillan Pass
NORTH CANOL
Faro
Carmacks
ROBERT CAMPBELL HWY
Ross River
Tungsten
ALASKA HIGHWAY
SOUTH CANOL
Whitehorse
Haines Junction
Johnsons Crossing
Carcross
Teslin
Watson Lake
SKAGWAY
Atlin
HAINES
Cassiar
CASSIAR HWY
B.C.
EDMONTON
CALGARY
VANCOUVER

ALASKA
YUKON
NORTHWEST TERRITORIES
C A N A D A
U.S.A.
MEXICO

FIGURE 1
Location Map

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

Compliance with Governmental Regulation

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

All mineral exploration activities carried out on a mineral claim or mining lease in the Yukon must be in compliance with the Yukon Quartz Mining Land Use Regulations (the “Yukon Regulations”). The Yukon Regulations apply to all mines during exploration, development, construction, production, closure, reclamation and abandonment. Also, the Yukon Regulations contain standards for exploration activities including construction and maintenance, site preparation, drilling, trenching and work in and about a water body. An annual exploration expenditure of $90 per claim is required by the YQMA to maintain the claims in good standing. Alternatively an annual payment of $90 per claim in lieu of work is sanctioned by the YQMA to maintain claims in good standing. Our annual cost of compliance with the YQMA is presently approximately $723 per year.

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

Phase	Exploration Program	Status	Cost
Phase I	Compilation of previous exploration data, and geological analysis of the data.	Completed in August 2002.	$5,000

Phase II	Detailed field examination and study of known mineral zones including localized geophysical surveys.	Completed in December 2003	$10,000

Phase III	Detailed field examination of potential exploration sites, including geological mapping, localized geophysical surveys and sampling using the knowledge obtained from the known exploration areas.	Completed April 2006	$5,000

Phase IV	Test diamond drilling (to 1,200 metres) of the targets delineated within the potential exploration sites.	To be determined subject to the results of exploratory work.	$120,000

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

According to the Phase III report, during the 2005 exploration season, our geologist completed detailed prospecting and geological investigation of a portion of the claims with geophysical anomalies identified during 2003. Samples of vein material present as “float” were collected, reviewed and submitted for geochemical analysis. Our geologist confirmed that the original epithermal vein systems contained copper, whereas the 2005 discovery contained copper in silver-deficient chalcopyrite. Six of the 2005 samples returned copper values ranging from 1,030 parts per million (ppm) (0.100%) to 4,974 ppm (0.497%) while two samples contained trace amounts.

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

Peek Claim Status

The Peek claims are located in the Whitehorse Mining District of Yukon Territory. The property consists of eight claims as detailed in Table 1 below. Claims such as these are administered under the provisions of the YQMA by the supervising mining recorder located in Whitehorse. An annual exploration expenditure of $90 per claim is required by the YQMA to maintain the claims in good standing. Alternatively an annual payment of $90 per claim in lieu of work is sanctioned by the YQMA to maintain claims in good standing. Our annual cost of compliance with the YQMA is presently approximately $723 per year.

Table 1 - Claim Status

Claim Name	Grant Numbers	Current Expiry Date
PEEK 1-8	YC 19158 – 165	August 19, 2008

    Peru Assignment Agreement

On November 12, 2007, we entered into an Assignment Agreement (the “Peru Assignment Agreement”) with Anglo, effective as of November 8, 2007, providing for the assignment of Anglo’s interest in a Production Agreement (the “PA”) to be entered into between Anglo and Barrett Resources (Peru) LLC (“ Barrett”). The PA relates to rights to develop and produce crude oil, gas and proven reserves at Block 67 located in Peru. In consideration for the assignment by Anglo to the Company of Anglo’s rights under the PA, the parties agreed as follows:

(a)	the Company agreed to pay to Anglo an aggregate amount equal to $115,000 ($100,000 paid), equivalent to 50% of the expenses incurred by Anglo up to and including the effective date of the Peru Assignment Agreement in connection with the negotiation of the PA, upon the receipt by the Company of documentation from Anglo supporting such expenses (the Company paid an additional $5,000 on December 5, 2007);

(b)	on the closing date, the Company agreed to pay to Anglo 100% of the reasonable, documented expenses incurred by Anglo from the effective date of the Peru Assignment Agreement to the closing date in connection with the negotiation and execution of the PA; and

(c)	on the closing date, the Company agreed to issue to Anglo (or its designee) that number of common shares such that Anglo (or its designee) shall own 50% of the issued and outstanding shares of common stock of the Company on the closing date.

The PA is subject to negotiation with Barrett and various governmental and regulatory approvals. The Peru Assignment Agreement provides the Company the right to participate and observe in the negotiations of a definitive PA and requires the Company and Anglo to use commercially reasonable efforts to cooperate in consummating the transactions contemplated therein. Anglo has granted the Company exclusive rights under the PA by agreeing not to, directly or indirectly, solicit, initiate, encourage or enter into any acquisition proposals.

In December 2007, the Company hired R. R. Wolfe and Company, Inc. to complete an evaluation on the properties underlying the Peru Assignment Agreement. Management of the Company is reviewing such report to determine whether to move forward with the transactions contemplated by the Peru Assignment Agreement.

Management believes that it will need to raise approximately $2,800,000 in financing to complete the transactions contemplated by the Peru Assignment Agreement. The Company currently has no commitment for such financing. Accordingly, there is a risk that the Company will be unable to raise the required financing and complete the transactions contemplated by the Peru Assignment Agreement.

Under the terms of the Peru Assignment Agreement, we have very limited rights to participate and observe in the negotiations of a definitive Production Agreement and Anglo is required to use commercially reasonable efforts to cooperate with us in consummating the transactions contemplated therein. Accordingly, we rely on Anglo for success in consummating this transaction. The negotiation and execution of any Participation Agreement is subject to approval by Barrett and governmental regulators, which may not be received. There cannot be any assurance that we will conclude any transaction under the Peru Assignment Agreement. This is our second such agreement with Anglo, the first of which was unsuccessful and required us to write off $250,000. Our failure to conclude a successful transaction under the Peru Assignment Agreement would require us to write off $105,000 in advances to Anglo and costs associated with the R. R. Wolfe and Company report and due diligence.

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

ITEM 3.     LEGAL PROCEEDINGS

Neither we nor any of our property are currently subject to any material legal proceedings or other regulatory proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our shareholders during the year ended November 30, 2007.

ITEM 5.     MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Over-the-Counter Bulletin Board (OTCBB) of the Financial Industry Regulatory Authority (“FINRA”) (formerly the National Association of Securities Dealers, Inc.) under the symbol “TXDV.”  The OTC Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current “bids” and “asks” as well as volume information. The OTC Bulletin Board is not considered a “national exchange.”

Our common stock began trading on the OTCBB on May 5, 2006.  The market for shares in our common stock is limited because only a small number of our outstanding shares are available for trading in the public market. Our trading price ranged from $0.01 to $2.30 from November 30, 2006 through November 30, 2007.

The high and low bid quotations of our common stock on the OTC Bulletin Board as reported by the FINRA were as follows:

Period	Low	High	Volume
2006
Second Quarter (May 5 to May 31)	$0.025	$0.025	0
Third Quarter	$0.025	$0.025	0
Fourth Quarter	$0.01	$0.025	0

2007 First Quarter	$0.01	$1.02	3,036,070
Second Quarter	$0.98	$1.05	270,312
Third Quarter	$0.85	$2.30	67,040
Fourth Quarter	$0.75	$1.02	36,860

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

As of March 10, 2008, the closing bid quotation for our common stock was $1.25 per share as quoted by the OTCBB.

As of March 10, 2008, we had 60,733,335 shares of common stock issued and outstanding, held by four registered shareholders.

Dividends

We have not declared or paid any cash dividend on our common stock.

Recent Sales of Unregistered Securities

Except as set forth below, during the year ended November 30, 2007, we have not offered or sold any securities in unregistered transactions pursuant to exemptions under the Securities Act of 1933, as amended.

On February 15, 2007, the Company issued a promissory note in the principal amount of $50,000 to IFG Trust Services Inc. The promissory note bears interest at a rate of 8% per annum, payable annually on or before February 14 of each year. Principal under the note is payable on demand.

On April 10, 2007, the Company issued a 6% convertible debenture to Blackpool Ltd. in the principal amount of $200,000 which is due and payable on December 31, 2008. Interest is payable semi-annually beginning on September 30, 2007, and thereafter on March 31st and September 30th of each year, payable at the option of the Company in cash or shares. The principal and accrued interest on the Debenture may be converted at any time into shares of the Company’s common stock at $0.25 per share, at the option of the holder.

On May 2, 2007, the Company issued a 6% convertible debenture to Sovereign Services Limited with a principal amount of $125,000 which is due and payable on December 31, 2008. Interest is payable semi-annually beginning on September 30, 2007, and thereafter on March 31st and September 30th of each year, payable at the option of the Company in cash or shares. The principal and accrued interest on the Debenture may be converted at any time into shares of the Company’s common stock at a rate of $0.25 per share, at the option of the holder.

On November 19, 2007, the Company issued a 6% convertible debenture to IFG Trust Services Inc. in the principal amount of $115,000 which is due and payable on December 31, 2008. Interest is payable semi-annually beginning on May 31, 2008, and thereafter on May 31st and November 30th of each year, payable at the option of the Company in cash or shares. The principal and accrued interest on the Debenture may be converted at any time into shares of the Company’s common stock at a rate of $0.25 per share, at the option of the holder. If the Company closes the transactions contemplated by the Peru Assignment Agreement, the Debenture will be automatically converted into common shares of the Company at $0.25 per share.

The foregoing transactions were conducted by the Company in private placements to non-U.S. persons outside the United States in off-shore transactions pursuant to an exemption from registration available under Rule 903 of Regulation S of the United States Securities Act of 1933, as amended.

Purchases of Equity Securities by the Small Business Issuer and Affiliates

There were no purchases of our equity securities by us or any of our affiliates during the year ended November 30, 2007.

Equity Compensation Plan Information

We do not currently have any securities authorized for issuance under equity compensation plans.

Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	n/a	n/a	n/a
Equity compensation plans not approved by security holder	n/a	n/a	n/a

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Selected Financial Data

The selected financial information presented below as of and for the periods indicated is derived from our financial statements contained elsewhere in this report and should be read in conjunction with those financial statements.

INCOME STATEMENT DATA	Year Ended November 30, 2007	Year Ended November 30, 2006	Year Ended November 30, 2005	For the period from October 17, 2001 (Date of Inception) to November 30, 2007

Revenue	$—	$—	$—	$—
Operating Expenses	$162,966	$82,676	$26,580	$359,568
Net Income (Loss)	$(573,579)	$(85,501)	$(26,580)	$(773,006)
Income (Loss) per Common share*	$(0.01)	$—	$—	$—
Weighted Average Number of
Common Shares Outstanding	60,733,335	$60,733,335	$60,387,765	$—

BALANCE SHEET DATA	At November 30
	2007	2006

Working Capital (Deficiency)	$(269,347)	$(69,027)
Total Assets	$130,817	$139,349
Accumulated Deficits	$(773,006)	$(199,427)
Shareholders' Equity (Deficit)	$(468,606)	$(69,027)

*	Basic and diluted.

Historical results of operations for Texada Ventures Inc. may differ materially from future results.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this report.

This discussion and analysis should be read in conjunction with the accompanying Financial Statements and related notes. The discussion and analysis of the financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the

 United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis the company reviews its estimates and assumptions. The estimates were based on historical experience and other assumptions that the company believes to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but the company does not believe such differences will materially affect our financial position or results of operations. Critical accounting policies, the policies the company believes are most important to the presentation of its financial statements and require the most difficult, subjective and complex judgments, are outlined below in “Critical Accounting Policies,” and have not changed significantly.

Explanatory Note on Financial Statements

The audited financial statements included in this report have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.

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

On March 21, 2007, the Company entered into a Term Sheet Agreement with Anglo Energy Refining Corp., a Panamanian corporation (“Anglo”), to acquire all of Anglo’s rights and interests in a Production Sharing Agreement (the “PSA”) to be entered into between Anglo and a joint venture partner. The PSA relates to a 40% production sharing interest an Ecuadorian oil and gas field to be obtained by Anglo’s joint venture partner. On April 5, 2007, Anglo and the Company entered into an Assignment Agreement (the “Ecuador Assignment Agreement”) providing for the assignment of Anglo’s interest in the PSA in consideration for:

(a)	the payment by Texada to Anglo of an aggregate amount equal to $500,000 for expenses incurred by Anglo in connection with the PSA, with such amount payable as follows:

(i)	$125,000 on the effective date of the Assignment Agreement (paid),

(ii)	$125,000 on the thirty day anniversary of the effective date of the Ecuador Assignment Agreement (paid), and

(iii)	$250,000 on the ninety day anniversary of the effective date of the Ecuador Assignment Agreement.

(b)	the payment by Texada to Anglo of all future expenses of Anglo related to the PSA after the effective date of the Ecuador Assignment Agreement;

(c)	the issuance to Anglo (or its nominee) of 30,000,000 shares of common stock of Texada upon the closing of the PSA; and

(d)	the transfer of 10,084,011 shares of restricted common stock of Texada to Anglo (or its nominee) upon the closing of the PSA.

As of July 4, 2007, Anglo had not delivered requested due diligence documentation related to the transaction, and we attempted to negotiate an extension to the payment provisions under the Ecuador Assignment Agreement. Negotiations continued through September 30, 2007. After failing to obtain due diligence related to the proposed joint venture, we elected to terminate further negotiations with Anglo. Accordingly, as of November 30, 2007, the $250,000 previously paid has been written off.

On November 12, 2007, we entered into an Assignment Agreement (the “Peru Assignment Agreement”) with Anglo, effective as of November 8, 2007, providing for the assignment of Anglo’s interest in a Production Agreement (the “PA”) to be entered into between Anglo and Barrett Resources (Peru) LLC (“ Barrett”). The PA relates to rights to develop and produce crude oil, gas and proven reserves at Block 67 located in Peru. In consideration for the assignment by Anglo to the Company of Anglo’s rights under the PA, the parties agreed as follows:

(a)	the Company agreed to pay to Anglo an aggregate amount equal to $115,000 ($100,000 paid), equivalent to 50% of the expenses incurred by Anglo up to and including the effective date of the Peru Assignment Agreement in connection with the negotiation of the PA, upon the receipt by the Company of documentation from Anglo supporting such expenses (the Company paid an additional $5,000 on December 5, 2007);

(b)	on the closing date, the Company agreed to pay to Anglo 100% of the reasonable, documented expenses incurred by Anglo from the effective date of the Peru Assignment Agreement to the closing date in connection with the negotiation and execution of the PA; and

(c)	on the closing date, the Company agreed to issue to Anglo (or its designee) that number of common shares such that Anglo (or its designee) shall own 50% of the issued and outstanding shares of common stock of the Company on the closing date.

The PA is subject to negotiation with Barrett and various governmental and regulatory approvals. The Peru Assignment Agreement provides the Company the right to participate and observe in the negotiations of a definitive PA and requires the Company and Anglo to use commercially reasonable efforts to cooperate in consummating the transactions contemplated therein. Anglo has granted the Company exclusive rights under the PA by agreeing not to, directly or indirectly, solicit, initiate, encourage or enter into any acquisition proposals.

In December 2007, the Company hired R.R. Wolfe and Company, Inc. to complete an evaluation on the properties underlying the Peru Assignment Agreement. Management of the Company is reviewing such report to determine whether to move forward with the transactions contemplated by the Peru Assignment Agreement.

Management believes that it will need to raise approximately $2,800,000 in financing to complete the transactions contemplated by the Peru Assignment Agreement. The Company currently has no commitment for such financing. Accordingly, there is a risk that the Company will be unable to raise the required financing and complete the transactions contemplated by the Peru Assignment Agreement.

We anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures Over Next Twelve Months (US$)

Professional Fees	$150,000

Office Expenses	$5,000

Mineral Exploration Expenses	$10,000

TOTAL 12-MONTH BUDGET	$165,000

Working Capital Deficit	$269,347

TOTAL	$434,347

Our total expenditures over the next twelve months are anticipated to be approximately $165,000, the majority of which is due to general, legal, accounting and administrative expenses associated with our becoming a reporting issuer under the Exchange Act. In the event we decide to proceed with Phase IV of our exploration program, which is estimated to cost $120,000, we will need to obtain additional financing of approximately $500,000 to fund exploration, operating expenses and working capital deficit. Our management has agreed to provide by way of loan the funding required to pay our legal, audit and administrative expenses until we secure additional financing.

In December 2007, we hired R. R. Wolfe and Company, Inc. to complete an evaluation on the properties underlying the Peru Assignment Agreement. We are reviewing such report to determine whether to move forward with the transactions contemplated by the Peru Assignment Agreement. There cannot be any assurance that we will conclude any transaction under the Peru Assignment Agreement, and our failure to do so would require us to write off $105,000 in advances to Anglo and costs associated with the R. R. Wolfe and Company report and due diligence. If the negotiations with Barrett are successful and governmental approval is obtained for a Participation Agreement, under the terms of the Peru Assignment Agreement, we anticipate that we will need to raise approximately $2.8 million during the next twelve months to complete the transactions contemplated under the agreement. The $2.8 million is anticipated to be used as follows:

Category	Planned Expenditures Over Next Twelve Months Under the Peru Assignment Agreement (1)
Professional Fees(2)	$165,000

Expense Reimbursements for Anglo(3)	$200,000

Contribution Under Production Agreement(4)	$2,000,000

Contingency Fund(5)	$435,000

Total Budgeted Expenditures	$2,800,000

(1)    Assumes that a Production Agreement is successfully negotiated between Anglo and Barrett and we assume Anglo’s rights under the agreement.

(2)   Estimated professional fees (legal, engineering, consulting and accounting) related to transaction under the Peru Assignment Agreement..

(3)   On the closing date, we agreed to pay to Anglo 100% of the reasonable, documented expenses incurred by Anglo from the effective date of the Peru Assignment Agreement to the closing date in connection with the negotiation and execution of the Production Agreement. Based on management’s estimates..

(4)    Estimated contribution under the Participation Agreement based on discussions among the parties.

(5)   10% contingency reserve estimated based on a Estimated contribution under the Participation Agreement.

There cannot be any assurance that we will conclude any transaction under the Peru Assignment Agreement or if we do that we will successfully raise the additional $2.8 million required to fund our obligations. We also cannot assure you that our estimates will be accurate since a definitive Production Agreement has not been negotiated. We may require more capital and such capital may not be available on terms acceptable to us, if at all. This is our second such agreement with Anglo, the first of which was unsuccessful and required us to write off $250,000. Our failure to conclude a successful transaction under the Peru Assignment Agreement would require us to write off $105,000 in advances to Anglo and costs associated with the R. R. Wolfe and Company report and due diligence.

As of November 30, 2007, we had a working capital deficiency of $269,347. We do not expect our business to achieve profitability in the near future as we expect to continue to incur substantial development and operating expenses. We will require additional funding to fund our working capital requirements. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or debt to fund our estimated general administration, exploration and other working capital requirements. We believe that debt financing will not be an alternative for funding. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time we locate mineral reserves on our mineral claims.

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

Results of Operations for the Year Ended November 30, 2007 Compared to November 30, 2006

We did not earn any revenues from November 30, 2006 to November 30, 2007. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties, which is not expected for several years, if at all. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We advanced $105,000 to Anglo Energy Refining Corp. under the terms of the Peru Assignment Agreement, which provides for the assignment of Anglo’s interest in a Production Agreement to be entered into between Anglo and Barrett Resources (Peru) LLC, related to rights to develop and produce crude oil, gas and proven reserves at Block 67 located in Peru. Under the terms of the Peru Assignment Agreement, we have very limited rights to participate and observe in the negotiations of a definitive Production Agreement and Anglo is required to use commercially reasonable efforts to cooperate with us in consummating the transactions contemplated therein. Accordingly, we rely on Anglo for success in consummating this transaction. The negotiation and execution of any Participation Agreement is subject to approval by Barrett and governmental regulators, which may not be received. In December 2007, we hired R. R. Wolfe and Company, Inc. to complete an evaluation on the properties underlying the Peru Assignment Agreement. We are reviewing such report to determine whether to move forward with the transactions contemplated by the Peru Assignment Agreement. If the negotiations with Barrett are successful and governmental approval is obtained for a Participation Agreement, under the terms of the Peru Assignment Agreement, we anticipate that we will need to raise approximately $2.8 million during the next twelve months to complete the transactions contemplated under the agreement. There cannot be any assurance that we will conclude any transaction under the Peru Assignment Agreement, and our failure to do so would require us to write off $105,000 in advances to Anglo and costs associated with the R. R. Wolfe and Company report and due diligence.

We incurred operating expenses in the amount of $162,966 for the period from November 30, 2006 to November 30, 2007. These operating expenses included: (a) consulting fees of $48,000; and (b) general and administrative costs of $115,671.  We incurred operating expenses in the amount of $82,676 during our fiscal year ended November 30, 2006, including consulting expenses of $6,000; exploration costs of $2,591 and general and administrative costs of $72,552. The higher operating expenses during fiscal 2007 compared to fiscal 2006 resulted from increased business activity related to exploring potential acquisitions. Anticipated costs during fiscal 2008 are anticipated to be consistent with those consulting and general and administrative expenses incurred in fiscal 2007; however, operational expenses may increase substantially if the negotiations with Barrett are successful and governmental approval is obtained for a Participation Agreement and we proceed under the terms of the Peru Assignment Agreement. Our failure to conclude a successful transaction under the Peru Assignment Agreement would require us to write off $105,000 in advances to Anglo and costs associated with the R. R. Wolfe and Company report and due diligence.

We incurred a loss in the amount of $573,579 for the fiscal year ended November 30, 2007, compared to $85,501 for the fiscal year ended November 30, 2006. The increased loss was attributable primarily to the write off of the deposit under the Ecuador Assignment Agreement, and increased administrative expenses, consulting fees and loss on write down of note receivable in fiscal 2007.

Liquidity and Capital Resources

There is limited financial information about our company upon which to base an evaluation of our performance. We are an exploration stage company and have not generated any revenues from operations.

Our continued existence and plans for future growth depend on our ability to obtain the capital necessary to operate by the sale of equity shares. We will need to raise additional capital of $500,000 in the next 12 months to fund normal operating costs, exploration efforts and acquisition activities. We anticipate that we will need to raise an additional $2,800,000 in the next three to four months to fund our capital requirements through November 30, 2008, and to complete the transactions contemplated by the Peru Assignment Agreement, if a production agreement is negotiated and we elect to proceed. If we are not able to obtain additional or alternative funding, we will be unable to continue as a going concern. Our recurring losses and negative cash flow from operations raise substantial doubt about our ability to continue as a going concern.

Our independent auditor believes there is substantial doubt that we can continue as a going concern which, if true, raises substantial doubt that a purchaser of our common stock will receive a return on his or her investment. We have incurred a net loss of $773,006 for the period from October 17, 2001 (inception) to November 30, 2007, and will likely continue to incur further losses as we continue our exploration program and acquisition activities. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral properties or successfully acquiring additional properties or business opportunities.  If we cannot raise sufficient capital, we may be required to liquidate our assets, issue securities or debt on terms extremely dilutive to existing shareholders or file for bankruptcy. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.   If we are not able to continue as a going concern it is likely any holder of our common stock will lose their investment in that stock.

As at November 30, 2007, we had cash of $20,665, a working capital deficit of $269,347 and an accumulated deficit of $773,006.

We have not declared or paid dividends on our shares since incorporation and do not anticipate doing so in the foreseeable future.

Off-Balance Sheet Arrangements

We had no off-balance sheet transactions.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to allowances for notes receivable, its investment in oil and gas properties and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At November 30, 2007, the Company has no dilutive securities outstanding.

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. At November 30, 2007, the Company had no cash equivalents.

Mineral Property Costs

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

Oil and Gas Properties

The Company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of November 30, 2007, the Company had no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made the Company assesses annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

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

For unproven properties, the Company excludes from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, the Company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. The Company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test. As of November 30, 2007, all of the Company’s oil and gas properties were unproved and were excluded from amortization.

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

Financial Instruments

The fair values of financial instruments, which include cash, note receivable, accounts payable, accrued liabilities, amounts due to a related party and promissory notes payable were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of the accompanying financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company is currently evaluating the impact that SFAS No. 159 may have on the position, results of operations and cash flows of the Company.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” This pronouncement permits entities to use the fair value method to measure certain financial assets and liabilities by electing an irrevocable option to use the fair value method at specified election dates. After election of the option, subsequent changes in fair value would result in the recognition of unrealized gains or losses as period costs during the period the change occurred. SFAS No. 159 becomes effective as of the beginning of the first fiscal year that begins after November 15, 2007, with early adoption permitted. However, entities may not retroactively apply the provisions of SFAS No. 159 to fiscal years preceding the date of adoption. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

Going concern

The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at November 30, 2007, the Company has a working capital deficit of $269,347, and has accumulated losses of $773,006 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management’s plan for the next twelve months is to further explore its mineral property interest in the Peek Claims and its oil and gas interests in Peru. As at November 30, 2007, the Company had cash of $20,665 on hand, and for the next twelve months, management anticipates that the minimum cash requirements to fund its proposed exploration program and continued operations will be $500,000. Accordingly, the Company does not have sufficient funds to meet planned expenditures over the next twelve months, and will need to seek additional debt or equity financing to meet its planned expenditures. Management believes that it will need to raise approximately $2,800,000 in additional financing to complete the transactions contemplated by the Peru Assignment Agreement and meet its other planned expenditures associated therewith, assuming that the negotiations with Barrett are successful and the Company elects to proceed under the terms of the Peru Assignment Agreement. The Company currently has no commitment for such financing. Accordingly, there is a risk that the Company will be unable to raise the required financing and complete the transactions contemplated by the Peru Assignment Agreement.

Texada Ventures Inc.

(An Exploration Stage Company)

November 30, 2007

Index

Report of Independent Registered Public Accounting Firm (Manning Elliott LLP)	F-1

Report of Independent Registered Public Accounting Firm (Telford Sadovnick, P.L.L.C.)	F-2

Balance Sheets	F-3

Statements of Operations	F-4

Statements of Cash Flows	F-5

Statements of Stockholders’ Equity (Deficit)	F-6

Notes to the Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders

Texada Ventures Inc.

(An Exploration Stage Company)

We have audited the accompanying balance sheets of Texada Ventures Inc. (An Exploration Stage Company) as of November 30, 2007, and the related statements of operations, cash flows and stockholders' deficit for the year then ended and accumulated for the period from October 17, 2001 (Date of Inception) to November 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texada Ventures Inc. (An Exploration Company) as of November 30, 2007, and the results of its operations and its cash flows for the year then ended and accumulated for the period from October 17, 2001 (Date of Inception) to November 30, 2007 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficiency and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 7, 2008, with the exception of Note 12 which is as of March 11, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Texada Ventures Inc.

(An Exploration Stage Company)

We have audited the accompanying balance sheets of Texada Ventures Inc. (An Exploration Stage Company) as at November 30, 2006 and 2005, the related statements of operations and cash flows for the years then ended and for the period from inception on October 17, 2001 to November 30, 2006 and the related statement of stockholders’ (deficiency) equity for the period from inception on October 17, 2001 to November 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, such financial statements present fairly, in all material respects, the financial position of Texada Ventures Inc. (An Exploration Stage Company) as at November 30, 2006 and 2005, and the results of its operations and its cash flows for the years then ended and for the period from inception on October 17, 2001 to November 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company’s operating losses raise substantial doubt about its ability to continue as a going concern, unless the Company attains future profitable operations and/or obtains additional financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TELFORD SADOVNICK, P.L.L.C.
CERTIFIED PUBLIC ACCOUNTANTS

Bellingham, Washington

February 27, 2007

Texada Ventures Inc.

(An Exploration Stage Company)

Balance Sheets

(Expressed in US dollars)

	November 30, 2007 $	November 30, 2006 $

ASSETS
Current Assets
Cash	20,665	60,877
Prepaid expenses	152	132
Note receivable, net of allowance (Note 4)	—	78,340

Total Current Assets	20,817	139,349
Oil and gas interest (Note 5)	110,000	—

Total Assets	130,817	139,349

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	52,505	48,399
Accrued liabilities	30,952	9,227
Due to related party (Note 6(c))	56,707	50,750
Promissory notes payable (Note 7)	150,000	100,000

Total Current Liabilities	290,164	208,376
Convertible debentures, less unamortized discount of $125,741 (Note 8)	309,259	—

Total Liabilities	599,423	208,376

Contingencies and Commitments (Notes 1 and 9)
Stockholders’ Equity (Deficit)
Preferred Shares, 100,000,000 shares authorized, $0.001 par value
None issued and outstanding	—	—
Common Shares, 500,000,000 shares authorized, $0.001 par value
60,733,335 shares issued and outstanding	60,733	60,733
Additional Paid-In Capital	243,667	69,667
Deficit Accumulated During the Exploration Stage	(773,006)	(199,427)

Total Stockholders’ Equity (Deficit)	(468,606)	(69,027)

Total Liabilities and Stockholders’ Equity (Deficit)	130,817	139,349

(The accompanying notes are an integral part of these financial statements)

Texada Ventures Inc.

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

	Accumulated from October 17, 2001 (Date of Inception) To November 30, 2007 $	For the Year Ended November 30, 2007 $	For the Year Ended November 30, 2006 $	For the Year Ended November 30, 2005 $

Revenue	—	—	—	—

Expenses
Amortization	798	—	718	80
Consulting	54,000	48,000	6,000	—
Exploration costs	20,091	—	2,591	—
General and administrative	280,932	115,671	72,552	25,710
Loss (gain) on foreign exchange	—	—	815	(60)
Mineral property costs	397	(705)	—	850
Write off of deposit (Note 5)	3,350	—	—	—

Total Operating Expenses	359,568	162,966	82,676	26,580

Net Loss from Operations	(359,568)	(162,966)	(82,676)	(26,580)
Other Income (Expense)
Accretion of discount on convertible debentures (Note 8)	(48,259)	(48,259)	(750)	—
Interest on related party advance	(6,706)	(5,956)	—	—
Interest on promissory notes	(11,375)	(11,375)	(2,075)	—
Loss on disposal of equipment	(2,075)	—	—	—
Loss on write down of note receivable (Note 4)	(86,797)	(86,797)	—	—
Loss on write down of deposit	(250,000)	(250,000)
Interest income	4,022	4,022	—	—
Interest expense on convertible debentures	(12,248)	(12,248)	—	—

Net Loss	(773,006)	(573,579)	(85,501)	(26,580)

Net Loss Per Share — Basic and Diluted		(0.01)	—	—

Weighted Average Shares Outstanding		60,733,335	60,733,335	60,387,765

(The accompanying notes are an integral part of these financial statements)

Texada Ventures Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

	Accumulated from October 17, 2001 (Date of Inception) To November 30, 2007 $	For the Year Ended November 30, 2007 $	For the Year Ended November 30, 2006 $	For the Year Ended November 30, 2005 $

Operating Activities
Net loss	(773,006)	(573,579)	(85,501)	(26,580)
Adjustments to reconcile net loss to net cash
used in operating activities:
Accretion of convertible debt discount	48,259	48,259	—	—
Amortization	798	—	718	80
Write-off of oil and gas deposit	250,000	250,000	—	—
Loss on write down of note receivable	86,797	86,797	2,075	—
Loss on disposal of equipment	2,075	—	—	—
Change in operating assets and liabilities:
Prepaid expenses	(152)	(20)	2,368	(2,500)
Notes receivable	(8,457)	(8,457)	—
Accounts payable and accrued liabilities	83,457	25,831	46,345	(1,298)
Due to related party	6,707	5,957	750	3,450

Net Cash Used in Operating Activities	(303,522)	(165,212)	(33,245)	(26,848)

Investing Activities
Deposit payment for oil and gas interests	(250,000)	(250,000)	—	—
Acquisition of oil and gas interests	(110,000)	(110,000)	—	—
Advance of note receivable	(78,340)	—	(78,340)	—
Office equipment purchase	(2,873)	—	—	(2,873)

Net Cash Used In Investing Activities	(441,213)	(360,000)	(78,340)	(2,873)

Financing Activities
Loan advanced by related party	50,000	—	50,000	—
Proceeds from convertible debentures	435,000	435,000	—	—
Proceeds from promissory notes payable	150,000	50,000	100,000	—
Proceeds from issuance of common shares	130,400	—	—	4,400

Net Cash Flows Provided by Financing Activities	765,400	485,000	150,000	4,400

Increase (Decrease) in Cash	20,665	(40,212)	38,415	(25,321)
Cash - Beginning of Period	—	60,877	22,462	47,783

Cash - End of Period	20,665	20,665	60,877	22,462

Supplemental Disclosures
Interest paid	—	—	—	—
Income taxes paid	—	—	—	—

(The accompanying notes are an integral part of these financial statements)

Texada Ventures Inc.

(An Exploration Stage Company)

Statement of Stockholders' Equity (Deficit)

From October 17, 2001 (Date of Inception) to November 30, 2007

(Expressed in US dollars)

	Common Shares			Deficit Accumulated
	Common Shares #	Par Value $	Additional Paid-in Capital $	During the Exploration Stage $	Total $
Balance, October 17, 2001 (Date of inception)	—	—	—	—	—
Shares issued for cash at $0.0002	30,000,000	30,000	(24,000)	—	6,000
Net loss for the period	—	—	—	(4,254)	(4,254)

Balance, November 30, 2001	30,000,000	30,000	(24,000)	(4,254)	1,746
Shares issued for cash at $0.004	30,000,000	30,000	90,000	—	120,000
Net loss for the year	—	—	—	(21,106)	(21,106)

Balance, November 30, 2002	60,000,000	60,000	66,000	(25,360)	100,640
Net loss for the year	—	—	—	(42,929)	(42,929)

Balance, November 30, 2003	60,000,000	60,000	66,000	(68,289)	57,711
Net loss for the year	—	—	—	(19,057)	(19,057)

Balance, November 30, 2004	60,000,000	60,000	66,000	(87,346)	38,654
Shares issued for cash at $0.006	733,335	733	3,667	—	4,400
Net loss for the year	—	—	—	(26,580)	(26,580)

Balance, November 30, 2005	60,733,335	60,733	69,667	(113,926)	16,474
Net loss for the year	—	—	—	(85,501)	(85,501)

Balance, November 30, 2006	60,733,335	60,733	69,667	(199,427)	(69,027)
Equity component of convertible debenture	—	—	174,000	—	174,000
Net loss for the year	—	—	—	(573,579)	(573,579)

Balance, November 30, 2007	60,733,335	60,733	243,667	(773,006)	(468,606)

(The accompanying notes are an integral part of these financial statements)

Texada Ventures Inc.

(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2007

1.	Exploration Stage Company

Texada Ventures Inc. (the “Company”) was incorporated in the State of Nevada on October 17, 2001. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting for Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of oil and gas and mineral resources. The Company has not presently determined whether its properties contain mineral or petroleum reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at November 30, 2007, the Company has a working capital deficit of $269,347, and has accumulated losses of $773,006 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management’s plan for the next twelve months is to further explore its mineral property interest in the Peek Claims (Note 3) and its oil and gas interests in Peru (Note 5(a)). As at November 30, 2007, the Company had cash of $20,665 on hand, and for the next twelve months, management anticipates that the minimum cash requirements to fund its proposed exploration program and continued operations will be $500,000. Accordingly, the Company does not have sufficient funds to meet planned expenditures over the next twelve months, and will need to seek additional debt or equity financing to meet its planned expenditures. There is no assurance that the Company will be able to raise sufficient cash to fund its future exploration programs and operational expenditures.

2.	Summary of Significant Accounting Policies
a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is November 30.

b)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to allowances for notes receivable, its’ investment in oil and gas properties, and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)	Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation

Texada Ventures Inc.

(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2007

2.	Summary of Significant Accounting Policies (continued)
d)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At November 30, 2007, the Company has no dilutive securities outstanding.

e)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

f)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. At November 30, 2007, the Company had no cash equivalents.

g)	Mineral Property Costs

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
November 30, 2007

2.	Summary of Significant Accounting Policies (continued)
h)	Oil and Gas Properties

The Company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of November 30, 2007, the Company had no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made the Company assesses annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

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

For unproven properties, the Company excludes from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, the Company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. The Company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test. As of November 30, 2007, all of the Company’s oil and gas properties were unproved and were excluded from amortization.

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
November 30, 2007

2.	Summary of Significant Accounting Policies (continued)
j)	Financial Instruments

The fair values of financial instruments, which include cash, note receivable, accounts payable, accrued liabilities, amounts due to a related party and promissory notes payable were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

Texada Ventures Inc.

(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2007

2.	Summary of Significant Accounting Policies (continued)
p)	Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.”  This pronouncement permits entities to use the fair value method to measure certain financial assets and liabilities by electing an irrevocable option to use the fair value method at specified election dates.  After election of the option, subsequent changes in fair value would result in the recognition of unrealized gains or losses as period costs during the period the change occurred.  SFAS No. 159 becomes effective as of the beginning of the first fiscal year that begins after November 15, 2007, with early adoption permitted. However, entities may not retroactively apply the provisions of SFAS No. 159 to fiscal years preceding the date of adoption. The adoption of this statement is not expected to have a material effect on the Company's financial statements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

Pursuant to an agreement dated November 2, 2001, the Company acquired a 100% interest in eight mineral claims located in the Whitehorse Mining District, Yukon Territory, Canada known as the Peak claims for cash consideration of $2,500. The property is being held in trust for the Company by a third party.

Texada Ventures Inc.

(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2007

4.	Note Receivable

During the year ended November 30, 2006, the Company advanced $78,340 (AUS$100,000) to Paddington Gold Holdings Pty. Ltd. (“Paddington Holdco.”), secured by a demand promissory note receivable, bearing interest at 10% per annum, repayable on the earlier of one year or upon closing of a merger transaction between the Company and Paddington Holdco. Refer to Note 9. During the year ended November 30, 2007, the principal amount increased by $4,435 as a result of foreign exchange, and accrued interest of $4,022. During the year ended November 30, 2007, the Company recorded an allowance of 100% of the value of the note and recognized $86,797 as a loss on write down of note receivable.

5.	Oil and Gas Interest

a)

On November 12, 2007, the Company entered into an Assignment Agreement with Anglo Energy Refining Corp., a Panamanian corporation ("Anglo"), to acquire all of Anglo's rights and interests in a Production Agreement (the "PA") to be entered into between Anglo and Barrett Resources LLC ("Barrett"). The PA relates to rights to develop and produce crude oil, gas and proven reserves at Block 67 located in Peru and is subject to negotiation with Barrett and receipt of various governmental and regulatory approvals.

In consideration for the assignment by Anglo to the Company of Anglo's rights under the PA, the parties agreed as follows:

i.

the Company agreed to pay to Anglo an aggregate amount equal to $115,000, equivalent to 50% of the expenses incurred by Anglo up to and including the Effective Date in connection with the negotiation of the PA, upon the receipt by the Company of documentation from Anglo supporting such expenses;

ii.

on the closing date, the Company agreed to pay to Anglo 100% of the reasonable, documented expenses incurred by Anglo from the Effective Date to the closing date in connection with the negotiation and execution of the PA; and

iii.

on the closing date, the Company agreed to issue to Anglo (or its designee) that number of common shares such that Anglo (or its designee) shall own 50% of the issued and outstanding shares of the common stock of the Company on the closing date

As at November 30, 2007, the Company has paid $110,000 for expenses incurred up to and including the Effective Date, $nil of expenses from the Effective Date to the Closing Date, and have not issued any common shares with respect to the PA.

b)

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

On April 5, 2007, Anglo and the Company entered into an Assignment Agreement (the “Assignment Agreement”) providing for the assignment of Anglo’s interest in the PSA in consideration for:

(1)	the payment to Anglo of an aggregate amount equal to $500,000 for expenses incurred by Anglo in connection with the PSA, with such amount payable as follows:
i.	$125,000 on the effective date of the Assignment Agreement (paid),
ii.	$125,000 on the thirty day anniversary of the effective date of the Assignment Agreement (paid), and
iii.	$250,000 on the ninety day anniversary of the effective date of the Assignment Agreement;
(2)	the payment to Anglo of all future expenses of Anglo related to the PSA after the effective date of the Assignment Agreement;

(3)	the issuance to Anglo (or its nominee) of 30,000,000 shares of common stock of the Company upon the closing of the PSA; and
(4)	the transfer of 10,084,011 shares of restricted common stock of the Company to Anglo (or its nominee) upon the closing of the PSA.

Texada Ventures Inc.

(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2007

5.	Oil and Gas Interest (continued)

As of November 30, 2007, the Company has forfeited the agreement, and accordingly, the $250,000 previously paid has been written-off to operations.

6.	Related Party Transactions/Balances

Unless disclosed elsewhere in the financial statements, the following represents all significant balances and transactions entered into by the Company with its directors, shareholders or with companies related by virtue of common ownership or common directors:

a)	During the year ended November 30, 2007, the Company incurred $48,000 (2006 - $6,000) in consulting fees to a director.
b)	Accounts payable as at November 30, 2007 includes $3,125 (2006 - $3,125) owing to a former director for expenses incurred on the Company’s behalf.
c)

During the prior year ended November 30, 2006, the Company received an advance of $50,000 from a director. The amount is supported by a promissory note, bears interest at 12% per annum and matures October 18, 2007. On November 8, 2007, the Company entered into an agreement to extend the loan to October 18, 2008. Accrued interest of $6,707 has been recorded as at November 30, 2007.

These transactions were in the normal course of operations and were measured at the exchange amount, which represented the amount of consideration established and agreed to by the related parties.

7.	Promissory Notes Payable
a)

The Company entered into a demand promissory note effective February 15, 2007 with a third party for $50,000, to be repaid on demand together with interest at 8% per annum, interest payable annually due on or before February 14 of each year. As at November 30, 2007, accrued interest of $3,156 has been recorded.

b)

The Company entered into a demand promissory note dated November 20, 2006 with a third party for $100,000, to be repaid on demand together with interest at 8% per annum. As at November 30, 2007, accrued interest of $8,219 has been recorded.

8.	Convertible Debentures
a)

On April 10, 2007, the Company issued a 6% convertible debenture (the “Debenture”) with a principal amount of $200,000 which is due and payable on December 31, 2008. Interest is payable semi-annually beginning on September 30, 2007, and thereafter on March 31st and September 30th of each year, payable at the option of the Company in cash or shares. The principal and accrued interest on the Debenture may be converted at any time into shares of the Company’s common stock at a rate of $0.25 per share, at the option of the holder. If the Company closes the Anglo agreement, as described in Note 5(b), the Debenture will be automatically converted into common shares of the Company at the rate of $0.25 per share.

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $80,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible debentures. The Company will record interest expense over the term of the remaining convertible debentures of $200,000 resulting from the difference between the stated value and carrying value at the date of issuance. At November 30,  2007, accrued interest of $7,693 has been included in accrued liabilities, and interest expense of $29,667 has been accreted increasing the carrying value of the convertible debentures to $149,667.

Texada Ventures Inc.

(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2007

8.	Convertible Debentures (continued)
b)

On May 2, 2007, the Company issued a 6% convertible debenture (the “Debenture”) with a principal amount of $125,000 which is due and payable on December 31, 2008. Interest is payable semi-annually beginning on September 30, 2007, and thereafter on March 31st and September 30th of each year, payable at the option of the Company in cash or shares. The principal and accrued interest on the Debenture may be converted at any time into shares of the Company’s common stock at a rate of $0.25 per share, at the option of the holder. If the Company closes the Anglo agreement, as described in Note 5(b), the Debenture will be automatically converted into common shares of the Company at the rate of $0.25 per share.

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $50,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible debentures. The Company will record interest expense over the term of the remaining convertible debentures of $125,000 resulting from the difference between the stated value and carrying value at the date of issuance. At November 30, 2007, accrued interest of $4,356 has been included in accrued liabilities, and interest expense of $17,406 has been accreted increasing the carrying value of the convertible debentures to $92,406.

c)

On November 19, 2007, the Company issued a 6% convertible debenture (the “Debenture”) with a principal amount of $110,000 which is due and payable on December 31, 2008. Interest is payable semi-annually beginning on May 31, 2008, and thereafter on May 31st and November 30th of each year, payable at the option of the Company in cash or shares. The principal and accrued interest on the Debenture may be converted at any time into shares of the Company’s common stock at a rate of $0.25 per share, at the option of the holder. If the Company closes the Anglo agreement, as described in Note 5(a), the Debenture will be automatically converted into common shares of the Company at the rate of $0.25 per share.

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $44,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible debentures. The Company will record interest expense over the term of the remaining convertible debentures of $110,000 resulting from the difference between the stated value and carrying value at the date of issuance. At November 30, 2007, accrued interest of $199 has been included in accrued liabilities, and interest expense of $1,186 has been accreted increasing the carrying value of the convertible debentures to $67,186.

9.	Commitments

During the year ended November 30, 2007, the Company entered into a consulting agreement in which the Company will make a $10,000 payment for consulting services rendered in 2008. The first instalment of $5,000 is due on December 1, 2007 and second instalment of $5,000 upon delivery and acceptance of service.

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

Texada Ventures Inc.

(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2007

11.	Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense differs from the amount that would result from applying the U.S federal and state income tax rates to earnings before income taxes. The Company has a net operating loss carryforward of approximately $722,200 available to offset taxable income in future years which expires in fiscal 2027. Pursuant to SFAS 109, the potential benefit of the net operating loss carryforward has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	November 30, 2007 $	November 30, 2006 $	November 30, 2005 $
Income tax recovery at statutory rate	200,800	29,050	9,000
Change in tax rate	—	2,215	—
Other (rounding)	—	(1,050)	—
Accretion on Convertible Debenture	(16,900)	—	—
Valuation allowance change	(183,900)	(30,215)	(9,000)

Provision for income taxes	—	—	—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of deferred income tax assets and liabilities at November 30, 2007 are as follows:

	November 30, 2007 $	November 30, 2006 $	November 30, 2005 $
Net operating loss carryforward	252,800	68,900	38,700
Valuation allowance	(252,800)	(68,900)	(38,700)

Net deferred income tax asset	—	—	—

The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management's judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

12.	Subsequent Event

On March 11, 2008, the Company issued a 6% convertible debt with a principal amount of $150,000, and due and payable on December 31, 2008. Interest is payable semi-annually commencing May 31, 2008, and is payable at the option of the Company in either cash or common shares of the Company. The principal and accrued interest on the Debenture may be converted at any time into shares of the Company’s common stock at a rate of $0.25 per share, at the option of the holder.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective on or about March 1, 2007, we terminated the services of our principal independent auditor, Telford Sadovnick, P.L.L.C., Chartered Accountants of Bellingham, Washington (the “Former Accountant”).

In the Former Accountant’s principal accountant reports on the registrant’s financial statements for each of the past two years, no adverse opinion was issued and no opinion of the Former Accountant was modified as to audit scope or accounting principles. Registrant’s principal accountant report on the registrant’s financial statements for the years-ended November 30, 2006 and 2005, as reported in the registrant’s Form 10-KSB filed with the Securities and Exchange Commission on February 28, 2007, contained a disclaimer paragraph concerning uncertainty as to the registrant’s ability to continue as a going concern. The financial statements did not include any adjustments that might have resulted from the outcome of this uncertainty. No other reports in each of the last two years contained a disclaimer of opinion or were modified as to uncertainty.

The change in auditor was recommended and approved by Texada’s Board of Directors.

During the fiscal year ended November 30, 2006 and any interim period preceding such dismissal, the registrant is not aware of any disagreements with the Former Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of the Former Accountant, would have caused it to make references to the subject matter of the disagreement(s) in connection with its report.

The registrant is not aware of any reportable events (as defined in Item 304(a)(1)(B) of Regulation S-B) that have occurred during the two most recent fiscal years and the interim period preceding the dismissal of the Former Accountant.

The registrant has engaged Manning Elliott LLP, Vancouver, British Columbia (the “New Accountant”), as its new principle independent accountant effective on or about March 1, 2007, to audit our financial records. During the two most recent fiscal years and the interim period preceding the appointment of the New Accountant, we have not consulted the New Accountant regarding either:

1.	The application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided to the registrant that the registrant considered an important factor in reaching a decision as to the accounting or financial reporting issue; or

2.	Any matter that was either the subject of a disagreement or event (as defined in Regulation S-B, Item 304(a)(1)(B)).

ITEM 8A.     CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management, including the CEO/CFO, does not expect that its disclosure controls and procedures or internal controls and procedures will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As a non-accelerated filer as defined in Rule 12b-2 of the Exchange Act of 1934, as amended, the Company is not required to provide management’s report on internal control over financial reporting until its annual report for the year ended November 30, 2007.  Further, the Company’s independent registered public accounting firm is not required to provide an attestation on management’s report on internal control over financial reporting until the Company’s annual report for the fiscal year ended November 30, 2008.  This annual report does not include a report on management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

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

ITEM 8B.     OTHER INFORMATION

None.

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; SECTION 16(a) COMPLIANCE

The following table sets forth certain information with respect to our current directors, executive officers and key employees. The term for each director expires at our next annual meeting or until his or her successor is appointed. The ages of the directors, executive officers and key employees are shown as of November 30, 2007.

Name	Current Office	Principal Occupation	Director/Officer Since	Age
John Veltheer	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director	Strategy Consultant	September 26, 2006	42

Dr. John Veltheer

Dr. Veltheer was appointed our Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer effective September 26, 2006. Dr. Veltheer has had experience at the executive level of a number of public and private companies over the past nine years, including both established businesses and start-up ventures. From 1999 to 2000, Dr. Veltheer was president and director of SUMmedia.com Inc. (OTCCB:ISUM), a U.S. reporting company where, in addition to significant fundraising, he oversaw the running of one of the Internet’s first eCoupon portals. From 2002 to 2003, Dr. Veltheer was the president and a director of Rapidtron, Inc. (OTCBB:RPDT), a U.S. reporting company and a leading provider of Radio Frequency Smart access control and ticketing/membership systems, where he was responsible for SEC compliance and corporate governance. From 2003 to 2005, Dr. Veltheer was vice-president, business development and later chief operating officer and director of House of Brussels Chocolates, Inc. (OTCBB:HBSL), a U.S. reporting company whose primary business is gourmet chocolate wholesaling. From 2005 to September 2006, Dr. Veltheer was president and director of SES Solar Inc. (OTCBB:SESI), a U.S. reporting company, where he managed a business combination with a Swiss Solar Energy concern and associated fundraising. Dr. Veltheer remains a director of SES Solar Inc. Dr. Veltheer is currently the chief executive officer, secretary, treasurer and a director of Vecten Corporation, a startup private equity fund. Dr. Veltheer continues to serve as the president and a director of Iridium Capital Inc., a private Canadian company that provides its clients with start-up consulting services. Dr. Veltheer received his B.Sc. Chemistry (Honours) from Queen’s University in 1988 and his Ph.D. (Chemistry) from the University of British Columbia in 1993.

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

We have agreed to pay Dr. Veltheer, our sole director and officer, $4,000 per month in consideration of management consulting services provided to the Company. Dr. Veltheer does not receive any salary in his capacity as an officer or director of the Company.

Significant Employees

There are no significant employees other than Dr. John Veltheer.

Family Relationships

There are no family relationships among directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers.

Committees of the Board of Directors

We have no Audit, Compensation, Corporate Governance or Nominating Committee due to our small size.

Our board of directors is responsible for developing our approach to corporate governance issues.

Corporate Cease Trade Orders and Bankruptcies

Except as disclosed in this report, none of our directors or officers is, or has been within the ten years before the date of this report, a director or officer of any other company that, while such person was acting in that capacity, was the subject of a cease trade or similar order, or an order that denied the company access to any statutory exemptions under applicable securities legislation, for a period of more than 30 consecutive days, or was declared bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency or was subject to or instituted any proceedings, arrangements or compromise with creditors or had a receiver, receiver manager or trustee appointed to hold the assets of that company.

Penalties and Sanctions

None of our directors or officers has been subject to any penalties or sanctions imposed by a court relating to any securities legislation or by any securities regulatory authority or has entered into a settlement agreement with any securities regulatory authority or been subject to any other penalties or sanctions imposed by a court or regulatory body that would likely be considered important to a reasonable investor in making an investment decision.

Personal Bankruptcies

None of our directors or officers has, within the ten years before the date of this report, become bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency or was subject to or instituted any proceedings, arrangements or compromises with creditors, or had a receiver, receiver manager or trustee appointed to hold the assets of the director or officer.

Conflicts of Interest

To our knowledge, and other than as disclosed in this report, there are no known existing or potential conflicts of interest among us, our promoters, directors and officers, or other members of management, or of any proposed director, officer or other member of management as a result of their outside business interests except that certain of the directors and officers serve as directors and officers of other companies, and therefore it is possible that a conflict may arise between their duties to us and their duties as a director or officer of such other companies.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires any person who is our director or executive officer or who beneficially holds more than 10% of any class of our securities which have been registered with the Securities and Exchange Commission, to file reports of initial ownership and changes in ownership with the Securities and Exchange Commission. These persons are also required under the regulations of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) reports they file.

To our knowledge, based solely on our review of the copies of the Section 16(a) reports furnished to us, all Section 16(a) filing requirements applicable to our directors, executive officers and holders of more than 10% of any class of our registered securities were timely complied with during the year ended November 30, 2007

ITEM 10.     EXECUTIVE COMPENSATION

Summary Compensation Table

A summary of cash and other compensation paid to our sole executive officer and director for the fiscal years ended November 30, 2007 and 2006 is as follows:

Name and Principal Position	Year Ending November 30	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Comp.	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Dr. John Veltheer Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director	2007 2006	- -	- -	- -	- -	- -	- -	48,000 6,000	48,000 6,000

We have agreed to pay Dr. Veltheer, our sole director and officer, $4,000 per month in consideration of management consulting services provided to the Company. Dr. Veltheer does not receive any salary in his capacity as an officer or director of the Company.

Outstanding Equity Awards at Fiscal Year End

None.

Director Compensation

We do not pay any compensation to John Veltheer, our sole director, for serving on our board of directors.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

None.

Additional Information with Respect to Compensation Committee Interlocks and Insider Participation in Compensation Decisions

None.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information as of March 10, 2008 regarding the ownership of our common stock by:

  each person who is known by us to own more than 5% of our shares of common stock; and
  each named executive officer, each director and all of our directors and executive officers as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 60,733,335 shares of common stock outstanding as of March 10, 2008.

Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. Shares subject to options that are exercisable within 60 days following March 10, 2008 are deemed to be outstanding and beneficially owned by the optionee for the purpose of computing share and percentage ownership of that optionee but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

Officers, Directors and Principal Stockholders

Name and Address of Beneficial Owner
Name/Position	Address	Number of Shares	Percentage of Issued and Outstanding
Officers and Directors
Dr. John Veltheer Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director	2957 West 21st Avenue Vancouver, B.C. V6L 1K7 Canada	30,000,000	49.4%

Officers and Directors as a Group (1 person)		30,000,000	49.4%

We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in our control.

We are not, to the best of our knowledge, directly or indirectly owned or controlled by another corporation or foreign government.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than noted in this section:

  any of our directors or officers;
  any person proposed as a nominee for election as a director;
  any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding share of common stock;
  any of our promoters;
  any relative or spouse of any of the foregoing persons who has the same home address as such person.

On November 1, 2001, we issued 30,000,000 shares of common stock to Marc Branson, our former president, secretary and treasurer. Mr. Branson acquired these shares at a price of $0.001 per share. These shares were issued pursuant to Section 4(2) of the Securities Act and are restricted shares as defined in the Act. This issuance was made to Mr. Branson who is a sophisticated individual and, by way of his positions as president, secretary, and treasurer, is in a position of access to relevant and material information regarding our operations.

Effective September 25, 2006, Marc Branson entered into a share purchase agreement (the “Share Purchase Agreement”) with Dr. John Veltheer. Pursuant to the Share Purchase Agreement, Mr. Branson transferred 30,000,000 shares of the Company’s Common Stock held by him to Dr. Veltheer at an aggregate price of $9,000.

On November 8, 2007, the Company entered into a Loan Extension Agreement with John Veltheer, the President, Secretary, Treasurer and Director of the Company, pursuant to which Mr. Veltheer agreed to extend the maturity date of the $50,000 loan from Mr. Veltheer to the Company, as described in the Loan Agreement, dated as of October 18, 2006, between the Company and Mr. Veltheer, from October 18, 2007 to October 18, 2008.

We have agreed to pay Dr. Veltheer, our sole director and officer, $4,000 per month in consideration of management consulting services provided to the Company.

ITEM 13.     EXHIBITS

EXHIBIT	DESCRIPTION

3.1	Articles of Incorporation(1)

3.2	Bylaws, as amended(1)

3.3	Articles of Incorporation, as amended(2)

4.1	Form of Share Certificate(1)

10.1	Mineral Claim Purchase Agreement, dated November 2, 2001, between Glen MacDonald and Texada Ventures Inc.(1)

10.2	Loan Agreement, dated October 18, 2006, between John Veltheer and Texada Ventures Inc.(3)

10.3	Letter Agreement, dated November 9, 2006, between Texada Ventures Inc. and Link Investment Holdings, S.A.(4)

10.4	Promissory Note issued by Texada Ventures Inc. to IFG Trust Services, Inc. on February 15, 2007(7)

10.5	Term Sheet Agreement, dated March 21, 2007, between Texada Ventures Inc. and Anglo Energy Refining Corp.(8)

10.6	Assignment Agreement, dated April 5, 2007, between Texada Ventures Inc. and Anglo Energy Refining Corp.(9)

10.7	Loan Extension Agreement, dated November 8, 2007, between Texada Ventures Inc. and John Veltheer(10)

10.8	Assignment Agreement, effective November 8, 2007, between Texada Ventures Inc. and Anglo Energy Refining Corp.(10)

14.1	Code of Ethics(5)

16.1	Letter from Telford Sadovnick, P.L.L.C. regarding change in certifying accountant(11)

23.1	Consent of W. G. Timmons

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Share Purchase Agreement, dated September 25, 2006, between Marc Branson and John Veltheer (6)

_________________

(1)     Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on April 15, 2003, as amended.

(2)     Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 21, 2006.

(3)     Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on October 20, 2006.

(4)     Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 11, 2006

(5)     Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on March 9, 2006.

(6)     Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 29, 2006

(7)     Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on February 28, 2007

(8)     Filed with the SEC as an exhibit to our Current Report on 8-K filed on March 23, 2007

(9)     Filed with the SEC as an exhibit to our Current Report on 8-K filed on April 11, 2007

(10)   Filed with the SEC as an exhibit to our Current Report on 8-K filed on November 13, 2007

(11)   Filed with the SEC as an exhibit to our Current Report on 8-K filed on March 5, 2007

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual financial statements for the periods from November 30, 2006 to November 30, 2007 and from November 30, 2005 to November 30, 2006 and reviews of the consolidated financial statements included in the Company’s Forms 10-QSB for the periods from November 30, 2006 to November 30, 2007 and from November 30, 2005 to November 30, 2006, were $9,000 and $10,750, respectively.

Audit-Related Fees

The aggregate fees billed by the Company's auditors for any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees” above for the periods November 30, 2006 to November 30, 2007 and from November 30, 2005 to November 30, 2006, were $nil and $nil, respectively.

Tax Fees

The aggregate fees billed by the Company’s auditors for professional services for tax compliance, tax advice, and tax planning for the periods from November 30, 2006 to November 30, 2007 and from November 30, 2005 to November 30, 2006, were $nil and $nil, respectively.

All Other Fees

The aggregate fees billed by the Company’s auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, for the periods from November 30, 2006 to November 30, 2007 and from November 30, 2005 to November 30, 2006, were $nil and $nil, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2008

TEXADA VENTURES INC.

By:   /s/ John Veltheer

         John Veltheer

Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director

(Principal Executive Officer and Principal Financial and Accounting Officer)