Form 10QSB
period 2008-02-29
TEXADA VENTURES INC
filed 2008-04-14
CIK 1174907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 29, 2008

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
(604) 562-6915
(Issuer’s Telephone Number, Including Area Code)
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

Yes ☐           No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:   As of April 11, 2008, there were 60,733,335 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one):	Yes ☐ No ☒

INDEX

PART I - FINANCIAL INFORMATION	1
Item 1. Financial Statements.	2
Item 2. Management’s Discussion and Analysis or Plan of Operation.	13
Item 3. Controls and Procedures	29
PART II – OTHER INFORMATION	29
Item 1. Legal Proceedings.	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	29
Item 3. Defaults Upon Senior Securities.	30
Item 4. Submission of Matters to a Vote of Security Holders.	30
Item 5. Other Information.	30
Item 6. Exhibits.	30

  PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended February 29, 2008 are not necessarily indicative of the results that can be expected for the year ending November 30, 2008.

As used in this Quarterly Report, the terms “we”, “us”, “our”, “the Company” and “Texada” mean Texada Ventures Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Texada Ventures Inc.

(An Exploration Stage Company)

Balance Sheets

(Expressed in US dollars)

	February 29, 2008 $	November 30, 2007 $
	(unaudited)

ASSETS

Current Assets
Cash	934	20,665
Prepaid expenses	152	152

Total Current Assets	1,086	20,817
Oil and gas interest (Note 4)	115,000	110,000

Total Assets	116,086	130,817

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	56,447	52,505
Accrued liabilities	42,050	30,952
Due to related party (Note 5(a) and (c))	90,203	56,707
Promissory notes payable (Note 6)	150,000	150,000

Total Current Liabilities	338,700	290,164
Convertible debentures, less unamortized discount of $96,919 (Note 7)	338,081	309,259

Total Liabilities	676,781	599,423

Contingencies and Commitments (Notes 1)

Stockholders’ Deficit

Preferred Shares, 100,000,000 shares authorized, $0.001 par value None issued and outstanding	–	–

Common Shares, 500,000,000 shares authorized, $0.001 par value 60,733,335 shares issued and outstanding	60,733	60,733

Additional Paid-In Capital	243,667	243,667

Deficit Accumulated During the Exploration Stage	(865,095)	(773,006)

Total Stockholders’ Deficit	(560,695)	(468,606)

Total Liabilities and Stockholders’ Deficit	116,086	130,817

(The accompanying notes are an integral part of these financial statements)

Texada Ventures Inc.

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

(unaudited)

	Accumulated from October 17, 2001 (Date of Inception) To February 29, 2008 $	For the Three Months Ended February 29, 2008 $	For the Three Months Ended February 28, 2007 $
Revenue	—	—	—

Expenses
Amortization	798	—	—
Consulting	66,000	12,000	12,000
Exploration costs	20,091	—	—
General and administrative	318,927	37,995	62,400
Loss (gain) on foreign exchange	2,709	2,312	(182)
Mineral property costs	3,350	—	—

Total Operating Expenses	411,875	52,307	74,218

Net Loss from Operations	(411,875)	(52,307)	(74,218)

Other Income (Expense)
Accretion of discount on convertible debentures (Note 7)	(77,081)	(28,822)	-
Interest on related party advance	(8,202)	(1,496)	(1,523)
Interest on promissory notes	(14,349)	(2,974)	(2,115)
Loss on disposal of equipment	(2,075)	—	—
Loss on write down of note receivable	(86,797)	—	—
Loss on write down of deposit	(250,000)	—	—
Interest income	4,022	—	1,956
Interest expense on convertible debentures	(18,738)	(6,490)	—

Net Loss	(865,095)	(92,089)	(75,900)

Net Loss Per Share - Basic and Diluted		—	—

Weighted Average Shares Outstanding		60,733,335	60,733,335

(The accompanying notes are an integral part of these financial statements)

Texada Ventures Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	Accumulated from October 17, 2001 (Date of Inception) To February 29, 2008 $	For the Three Months Ended February 29, 2008 $	For the Three Months Ended February 28, 2007 $
Operating Activities
Net loss	(865,095)	(92,089)	(75,900)
Adjustments to reconcile net loss to net cash used in
operating activities:
Accretion of convertible debt discount	77,081	28,822	—
Amortization	798	—	—
Write-off of oil and gas deposit	250,000	—	—
Loss on write down of note receivable	86,797	—	—
Loss on disposal of equipment	2,075	—	—

Change in operating assets and liabilities:
Prepaid expenses	(152)	—	—
Notes receivable	(8,457)	—	(2,936)
Accounts payable and accrued liabilities	98,497	15,040	(153)
Due to related party	40,203	33,496	1,523

Net Cash Used in Operating Activities	(318,253)	(14,731)	(77,466)

Investing Activities

Deposit payment for oil and gas interests	(250,000)	—	—
Acquisition of oil and gas interests	(115,000)	(5,000)	—
Advance of note receivable	(78,340)	—	—
Office equipment purchase	(2,873)	—	—

Net Cash Used In Investing Activities	(446,213)	(5,000)	—

Financing Activities

Loan advanced by related party	50,000	—	—
Proceeds from convertible debentures	435,000	—	—
Proceeds from promissory notes payable	150,000	—	50,000
Proceeds from issuance of common shares	130,400	—	—

Net Cash Flows Provided by Financing Activities	765,400	—	50,000

Increase (Decrease) in Cash	934	(19,731)	(27,466)
Cash - Beginning of Period	—	20,665	60,877

Cash - End of Period	934	934	33,411

Supplemental Disclosures
Interest paid	—	—	—
Income taxes paid	—	—	—

(The accompanying notes are an integral part of these financial statements)

Texada Ventures Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

February 29, 2008

1.     Nature of Operations and Continuance of Business

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at February 29, 2008, the Company has a working capital deficit of $337,614, and has accumulated losses of $865,095 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management’s plan for the next twelve months is to further explore its mineral property interest in the Peek Claims (Note 3) and its oil and gas interests in Peru (Note 4(a)). As at February 29, 2008, the Company had cash of $934 on hand, and for the next twelve months, management anticipates that the minimum cash requirements to fund its proposed exploration program and continued operations will be $500,000. Accordingly, the Company does not have sufficient funds to meet planned expenditures over the next twelve months, and will need to seek additional debt or equity financing to meet its planned expenditures. There is no assurance that the Company will be able to raise sufficient cash to fund its future exploration programs and operational expenditures.

2.	Summary of Significant Accounting Policies
a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is November 30.

b)     Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-QSB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended November 30, 2007, included in the Company’s Annual Report on Form 10-KSB filed on March 14, 2008 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at February 29, 2008, and the results of its operations and consolidated cash flows for the three months ended February 29, 2008 and 2007. The results of operations for the three months ended February 29, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

c)     Exploration Stage Enterprise

The Company’s financial statements are prepared using the accrual method of accounting and according to the provisions of SFAS No. 7, “Accounting and Reporting for Development Stage Enterprises ,” as it devotes substantially all of its efforts to acquiring and exploring mineral properties. Until such properties are acquired and developed, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the exploration stage.

d)     Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

Texada Ventures Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

February 29, 2008

2.	Summary of Significant Accounting Policies (continued)
e)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to its’ investment in oil and gas properties and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

f)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At February 29, 2008, the Company has no dilutive securities outstanding.

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

February 29, 2008

2.	Summary of Significant Accounting Policies (continued)
h)	Oil and Gas Properties

The Company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of February 29, 2008, the Company had no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made the Company assesses annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

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

For unproven properties, the Company excludes from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, the Company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. The Company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test. As of February 29, 2008, all of the Company’s oil and gas properties were unproved and were excluded from amortization.

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

j)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 29, 2008 and February 28, 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Texada Ventures Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

February 29, 2008

2.	Summary of Significant Accounting Policies (continued)

k)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.  At February 29, 2008, the Company had no cash equivalents.

l)	Financial Instruments

The fair values of financial instruments, which include cash, accounts payable, accrued liabilities, amounts due to a related party and promissory notes payable were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

m)	Income Taxes

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

n)	Foreign Currency Translation

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

o)	Revenue Recognition

The Company will recognize revenue in accordance with the criteria outlined in Securities Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition”. Revenues will be recognized once they are earned; specifically when: (a) services are provided or products are delivered to customers, (b) clear proof that an arrangement exists, (c) amounts are fixed or can be determined, and (d) the Company’s ability to collect is reasonably assured.

p)	Environmental Costs

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

q)	Asset Retirement Obligations

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

Texada Ventures Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

February 29, 2008

2.	Summary of Significant Accounting Policies (continued)
r)	Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133."  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about:  (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

s)	Recently Adopted Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.”  This pronouncement permits entities to use the fair value method to measure certain financial assets and liabilities by electing an irrevocable option to use the fair value method at specified election dates.  After election of the option, subsequent changes in fair value would result in the recognition of unrealized gains or losses as period costs during the period the change occurred.  SFAS No. 159 becomes effective as of the beginning of the first fiscal year that begins after November 15, 2007, with early adoption permitted. However, entities may not retroactively apply the provisions of SFAS No. 159 to fiscal years preceding the date of adoption. The adoption of this statement did not have a material effect on the Company's financial statements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company's financial statements.

Texada Ventures Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

February 29, 2008

3.	Mineral Properties

Pursuant to an agreement dated November 2, 2001, the Company acquired a 100% interest in eight mineral claims located in the Whitehorse Mining District, Yukon Territory, Canada known as the Peak claims for cash consideration of $2,500. The property is being held in trust for the Company by a third party.

4.     Oil and Gas Interest

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

on the closing date, the Company agreed to issue to Anglo (or its designee) that number of common shares such that Anglo (or its designee) shall own 50% of the issued and outstanding shares of the common stock of the Company on the closing date

As at February 29, 2008, the Company has paid $115,000 for expenses incurred up to and including the Effective Date, $nil of expenses from the Effective Date to the Closing Date, and have not issued any common shares with respect to the PA.

5.     Related Party Transactions

Unless disclosed elsewhere in the financial statements, the following represents all significant balances and transactions entered into by the Company with its directors, shareholders or with companies related by virtue of common ownership or common directors:

a)

During the three month period ended February 29, 2008, the Company incurred $12,000 (2007 - $12,000) in consulting fees to the director.  As at February 29, 2008, $16,000 (2007 - $4,000) of consulting fees are owed to a director of the Company.

b)	Accounts payable as at February 29, 2008 includes $3,125 (2007 - $3,125) owing to a former director for expenses incurred on the Company’s behalf.
c)

During the year ended November 30, 2006, the Company received an advance of $50,000 from a director. The amount is supported by a promissory note, bears interest at 12% per annum and matures October 18, 2007. On November 8, 2007, the Company entered into an agreement to extent the loan to October 18, 2008. Accrued interest of $8,203 has been recorded as at February 29, 2008. On March 18, 2008, subsequent to the period, the Company repaid the director $58,500, representing the total principal and accrued interest as of the repayment date.

These transactions were in the normal course of operations and were measured at the exchange amount, which represented the amount of consideration established and agreed to by the related parties.

Texada Ventures Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

February 29, 2008

6.	Promissory Notes Payable
a)

The Company entered into a demand promissory note effective February 15, 2007 with a third party for $50,000, to be repaid on demand together with interest at 8% per annum, interest payable annually due on or before February 14 of each year. The Company did not make the interest payment due on February 14, 2008, and as at February 29, 2008 accrued interest of $4,136 has been recorded.

b)

The Company entered into a demand promissory note dated November 20, 2006 with a third party for $100,000, to be repaid on demand together with interest at 8% per annum. As at February 29, 2008, accrued interest of $10,214 has been recorded.

7.	Convertible Debentures
a)

On April 10, 2007, the Company issued a 6% convertible debenture (the “Debenture”) with a principal amount of $200,000 which is due and payable on December 31, 2008. Interest is payable semi-annually beginning on September 30, 2007, and thereafter on March 31st and September 30th of each year, payable at the option of the Company in cash or shares. The principal and accrued interest on the Debenture may be converted at any time into shares of the Company’s common stock at a rate of $0.25 per share, at the option of the holder. If the Company closes the Anglo agreement, as described in Note 4(b), the Debenture will be automatically converted into common shares of the Company at the rate of $0.25 per share.

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $80,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible debentures. The Company will record interest expense over the term of the remaining convertible debentures of $80,000 resulting from the difference between the stated value and carrying value at the date of issuance. At February 29, 2008, accrued interest of $10,710 has been included in accrued liabilities, and interest expense of $41,204 has been accreted increasing the carrying value of the convertible debentures to $161,204.

b)

On May 2, 2007, the Company issued a 6% convertible debenture (the “Debenture”) with a principal amount of $125,000 which is due and payable on December 31, 2008. Interest is payable semi-annually beginning on September 30, 2007, and thereafter on March 31st and September 30th of each year, payable at the option of the Company in cash or shares. The principal and accrued interest on the Debenture may be converted at any time into shares of the Company’s common stock at a rate of $0.25 per share, at the option of the holder. If the Company closes the Anglo agreement, as described in Note 4(b), the Debenture will be automatically converted into common shares of the Company at the rate of $0.25 per share.

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $50,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible debentures. The Company will record interest expense over the term of the remaining convertible debentures of $50,000 resulting from the difference between the stated value and carrying value at the date of issuance. At February 29, 2008, accrued interest of $6,241 has been included in accrued liabilities, and interest expense of $24,877 has been accreted increasing the carrying value of the convertible debentures to $99,877.

c)

On November 19, 2007, the Company issued a 6% convertible debenture (the “Debenture”) with a principal amount of $110,000 which is due and payable on December 31, 2008. Interest is payable semi-annually beginning on May 31, 2008, and thereafter on May 31st and November 30th of each year, payable at the option of the Company in cash or shares. The principal and accrued interest on the Debenture may be converted at any time into shares of the Company’s common stock at a rate of $0.25 per share, at the option of the holder. If the Company closes the Anglo agreement, as described in Note 4(a), the Debenture will be automatically converted into common shares of the Company at the rate of $0.25 per share.

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $44,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible debentures. The Company will record interest expense over the term of the remaining convertible debentures of $44,000 resulting from the difference between the stated value and carrying value at the date of issuance. At February 29, 2008, accrued interest of $1,840 has been included in accrued liabilities, and interest expense of $11,000 has been accreted increasing the carrying value of the convertible debentures to $77,000.

Texada Ventures Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

February 29, 2008

8.	Segment Disclosures

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

9.	Subsequent Events
a)

On March 11, 2008, the Company issued a 6% convertible debenture (the “Debenture”) with a principal amount of $150,000 which is due and payable on December 31, 2008. The principal and accrued interest on the Debenture may be converted at any time into shares of the Comnpany's common stock at a rate of $0.25 per share, at the option of the holder.

b)	On March 18, 2008, the Company repaid the director $58,500 for the promissory note described in Note 5(c).

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

Our Business

We are an exploration stage company engaged in the acquisition and exploration of mineral and resource properties. We have acquired a 100% undivided interest in a group of mineral claims located in the Wheaton River District in the Yukon Territory, Canada that we refer to as the “Peek Claims.” We have not earned any revenues to date. Our plan of operation is to continue to carry out exploration work on these claims in order to ascertain whether they possess commercially exploitable mineral deposits. We are presently in the exploration stage of our business and we can provide no assurance that commercially viable mineral deposits exist on our claims or that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs. We will not be able to determine whether or not our mineral claims contain a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability.

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

Recent Corporate Developments

We have experienced the following significant corporate developments during the quarter ended February 29, 2008.

On November 12, 2007, we entered into an Assignment Agreement (the “Peru Assignment Agreement”) with Anglo, effective as of November 8, 2007, providing for the assignment of Anglo’s interest in a Production Agreement (the “PA”) to be entered into between Anglo and Barrett Resources (Peru) LLC (“Barrett”). The PA relates to rights to develop and produce crude oil, gas and proven reserves at Block 67 located in Peru. In consideration for the assignment by Anglo to the Company of Anglo’s rights under the PA, the parties agreed as follows:

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

The PA is subject to negotiation with Barrett and various governmental and regulatory approvals. The Peru Assignment Agreement provides the Company the right to participate and observe in the negotiations of a definitive PA and requires the Company and Anglo to use commercially reasonable efforts to cooperate in consummating the transactions contemplated therein. Anglo has granted the Company exclusive rights under the PA by agreeing not to, directly or indirectly, solicit, initiate, encourage or enter into any acquisition proposals. In December 2007, the Company hired R. R. Wolfe and Company, Inc. to complete an evaluation on the properties underlying the Peru Assignment Agreement. Management of the Company is reviewing such report to determine whether to move forward with the transactions contemplated by the Peru Assignment Agreement. As of February 29, 2008, the Company has paid $115,000 for expenses incurred by Anglo up to and including the effective date of the Peru Assignment Agreement, $nil of expenses from the effective date to the closing date and have not issued any common shares with respect to the Peru Assignment Agreement.

Subsequent Events

We have experienced the following significant corporate developments from February 29, 2008 to the date of this Quarterly Report:

1.

On March 11, 2008, the Company issued a 6% convertible debenture with a principal amount of $150,000, due and payable on December 31, 2008. Interest is payable semi-annually commencing on  May 31, 2008, and is payable at the option of the Company in either cash or common shares of the Company. The principal and accrued interest on the Debenture may be converted at any time into shares of the Company’s common stock at a rate of $0.25 per share, at the option of the holder.  The offering of the debenture was conducted by the Company in a non-brokered private placement to a non-U.S. person outside the United States pursuant to an exemption from registration available under Rule 903 of Regulation S of the Securities Act of 1933, as amended.

2.

On October 18, 2006, the Company entered into a Loan Agreement (the “Loan Agreement”) with John Veltheer, President, Secretary, Treasurer and sole Director of the Company, pursuant to which Mr. Veltheer agreed to loan $50,000 (the “Principal Amount”) to the Company at a rate of interest equal to 12% per annum, payable on October 18, 2007 (the “Loan”). The Loan was evidenced by a Promissory Note, dated as of October 18, 2006 (the “Promissory Note”), issued by the Company to Mr. Veltheer.  On November 8, 2007, the Company and Mr. Veltheer entered into a Loan Extension Agreement (the “Loan Extension Agreement”, and together with the Loan Agreement and the Promissory Note, the “Loan Documents”) pursuant to which Mr. Veltheer agreed to extend the maturity date of the Loan from October 18, 2007 to October 18, 2008, in consideration for the payment by the Company to Mr. Veltheer of $6,000 constituting the interest due under the Promissory Note as of October 18, 2007.  On March 27, 2008, the Company and Mr. Veltheer executed a Payoff Letter providing for the payment by the Company to Mr. Veltheer of $58,500, constituting the Principal Amount and all accrued interest owing under the Promissory Note as of March 18, 2008 (the “Payoff Date”). Pursuant to the Payoff Letter, the Company and Mr. Veltheer acknowledged and agreed that all of the outstanding obligations of the Registrant under the Loan Documents will have been paid, satisfied and discharged in full as of the Payoff Date, and that on the Payoff Date, all of the terms, covenants and provisions of the Loan Documents will have been terminated and shall be of no further force or effect.

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

On November 12, 2007, we entered into the Peru Assignment Agreement with Anglo, providing for the assignment of Anglo’s interest in the PA. The PA relates to rights to develop and produce crude oil, gas and proven reserves at Block 67 located in Peru. In consideration for the assignment by Anglo to the Company of Anglo’s rights under the PA, the parties agreed as follows:

(a)

the Company agreed to pay to Anglo an aggregate amount equal to $115,000, equivalent to 50% of the expenses incurred by Anglo up to and including the effective date of the Peru Assignment Agreement in connection with the negotiation of the PA, upon the receipt by the Company of documentation from Anglo supporting such expenses;

(b)

on the closing date, the Company agreed to pay to Anglo 100% of the reasonable, documented expenses incurred by Anglo from the effective date of the Peru Assignment Agreement to the closing date in connection with the negotiation and execution of the PA; an

(c)

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

In December 2007, the Company hired R. R. Wolfe and Company, Inc. to complete an evaluation on the properties underlying the Peru Assignment Agreement. Management of the Company is reviewing such report to determine whether to move forward with the transactions contemplated by the Peru Assignment Agreement. As of February 29, 2008, the Company has paid $115,000 for expenses incurred by Anglo up to and including the effective date of the Peru Assignment Agreement, $nil of expenses from the effective date to the closing date and have not issued any common shares with respect to the Peru Assignment Agreement.

Management believes that it will need to raise approximately $2,800,000 in financing to complete the transactions contemplated by the Peru Assignment Agreement. The Company currently has no commitment for such financing. Accordingly, there is a risk that the Company will be unable to raise the required financing and complete the transactions contemplated by the Peru Assignment Agreement.

Under the terms of the Peru Assignment Agreement, we have very limited rights to participate and observe in the negotiations of a definitive Production Agreement and Anglo is required to use commercially reasonable efforts to cooperate with us in consummating the transactions contemplated therein. Accordingly, we are relying on Anglo for success in consummating this transaction. The negotiation and execution of any production agreement is subject to approval by Barrett and governmental regulators, which may not be received. There cannot be any assurance that we will conclude any transaction under the Peru Assignment Agreement. This is our second such agreement with Anglo, the first of which was unsuccessful and required us to write off $250,000. Our failure to conclude a successful transaction under the Peru Assignment Agreement would require us to write off $115,000 in advances to Anglo and costs associated with the R. R. Wolfe and Company report and due diligence.

We anticipate that we will incur the following expenses over the next twelve months:

Category	Planned Expenditures over the Next Twelve Months (US$)
Professional Fees	$150,000
Office Expenses	$5,000
Mineral Exploration Expenses	$10,000
TOTAL 12-MONTH BUDGET	$165,000
Working Capital Deficit	$337,614
TOTAL	$502,614

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

In December 2007, we hired R. R. Wolfe and Company, Inc. to complete an evaluation on the properties underlying the Peru Assignment Agreement. We are reviewing such report to determine whether to move forward with the transactions contemplated by the Peru Assignment Agreement. There cannot be any assurance that we will conclude any transaction under the Peru Assignment Agreement, and our failure to do so would require us to write off $115,000 in advances to Anglo and costs associated with the R. R. Wolfe and Company report and due diligence. If the negotiations with Barrett are successful and governmental approval is obtained for a production agreement, under the terms of the Peru Assignment Agreement, we anticipate that we will need to raise approximately $2.8 million during the next twelve months to complete the transactions contemplated under the agreement. The $2.8 million is anticipated to be used as follows:

Category	Planned Expenditures over the Next Twelve Months Under the Peru Assignment Agreement (1) (US$)
Professional Fees (2)	$165,000
Office Expenses (3)	$200,000
Contribution Under Production Agreement (4)	$2,000,000
Contingency Fund (5)	$435,000
TOTAL BUDGETED EXPENDITURES	$2,800,000

(1) Assumes that a Production Agreement is successfully negotiated between Anglo and Barrett and we assume Anglo’s rights under the agreement.

(2) Estimated professional fees (legal, engineering, consulting and accounting) related to transaction under the Peru Assignment Agreement.

(3) On the closing date, we agreed to pay to Anglo 100% of the reasonable, documented expenses incurred by Anglo from the effective date of the Peru Assignment Agreement to the closing date in connection with the negotiation and execution of the Production Agreement. Based on management’s estimates.

(4) Estimated contribution under the Participation Agreement based on discussions among the parties.

(5) 10% contingency reserve estimated based on a estimated contribution under the Production Agreement.

There cannot be any assurance that we will conclude any transaction under the Peru Assignment Agreement or if we do that we will successfully raise the additional $2.8 million required to fund our obligations. We also cannot assure you that our estimates will be accurate since a definitive production agreement has not been negotiated. We may require more capital and such capital may not be available on terms acceptable to us, if at all. This is our second such agreement with Anglo, the first of which was unsuccessful and required us to write off $250,000. Our failure to conclude a successful transaction under the Peru Assignment Agreement would require us to write off $115,000 in advances to Anglo and costs associated with the R. R. Wolfe and Company report and due diligence.

As of February 29, 2008, we had a working capital deficiency of $337,614. We do not expect our business to achieve profitability in the near future as we expect to continue to incur substantial development and operating expenses. We will require additional funding to fund our working capital requirements. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or debt to fund our estimated general administration, exploration and other working capital requirements. We believe that debt financing will not be an alternative for funding. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time we locate mineral reserves on our mineral claims.

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

Results of Operations for the Quarter Ended February 29, 2008

This discussion and analysis should be read in conjunction with the accompanying financial statements and related notes. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. The discussion and analysis of the financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis the company reviews its estimates and assumptions. The estimates were based on historical experience and other assumptions that the company believes to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but the company does not believe such differences will materially affect our financial position or results of operations. Critical accounting policies, the policies the company believes are most important to the presentation of its financial statements and require the most difficult, subjective and complex judgments, are outlined below in “Critical Accounting Policies,” and have not changed significantly.

Revenue and Expenses

Summary
	Three Months Ended
	February 29, 2008	February 28, 2007
Revenue	--	--
Operating Expenses	$52,307	$74,218
Net Income (Loss) From Operations	$(52,307)	$(74,218)

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

Our expenses for the three months ended February 29, 2008 and February 28, 2007, consisted of the following:

Summary of Expenses
	Three Months Ended
	February 29, 2008	February 28, 2007
Expenses
Consulting	$12,000	$12,000
General and administrative	$37,995	$62,400
Loss (gain) on foreign exchange	$2,312	$(182)
Other Income (Expense)

Accretion of discount on convertible debentures	$(28,822)	-
Interest on related party advance	$(1,496)	$(1,523)
Interest on promissory notes	$(2,974)	$(2,115)
Interest income	-	$1,956
Interest expense on convertible debentures	$(6,490)	-

Our operating expenses for the three months ended February 29, 2008 were less than our operating expenses for the three months ended February 28, 2007 primarily due to a decrease in general and administrative expenses, including a decrease in professional fees associated with our continuing reporting obligations under the Securities Exchange Act of 1934, as amended (“Exchange Act”).

Liquidity and Capital Resources

Working Capital Summary
	At February 29, 2008	At November 30, 2007
Current Assets	$1,086	$20,817
Current Liabilities	$338,700	$290,164
Working Capital (Deficit)	$(337,614)	$(269,347)

Summary of Cash Flows
	Three Months Ended
	February 29, 2008	February 28, 2007
Net Cash Used In Operating Activities	$(14,731)	$(77,466)
Net Cash Used In Investing Activities	$(5,000)	-
Cash Flows Provided By Financing Activities	-	$50,000
Net Increase (Decrease) In Cash During Period	$(19,731)	$(27,466)

As at February 29, 2008, we had a cash balance of $934. The decreases in our working capital at February 29, 2008 from our year ended November 30, 2007, is primarily a result of increased expenditures in connection with our reporting obligations under the Exchange Act and the fact that we had no revenue and limited sources of financing during the quarter ended February 29, 2008.

Our auditors expressed substantial doubt regarding our ability to continue as a going concern related to our financial statements for the quarter ended February 29, 2008, and these circumstances have not improved. The factors related to the determination of our ability to continue as a going concern, include our working capital deficit, lack of foreseeable revenues from operations, need for additional capital to maintain our interest in the Peek Claims, need for additional capital to fund our general and administrative requirements. Management’s plan to resolve the going concern uncertainty is to raise additional capital of at least $500,000 through equity financing in private placements during the next twelve months. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital, conduct successful exploration activities on its properties and appreciation in the value of exploration properties and assets, specifically the Peek Claims. Management believes that demand for exploration stage properties is strong and that it may be able to sell or enter into a joint venture arrangement to fund continued exploration of the Peek Claims. If the Company is unable to raise additional capital in a timely manner, it may be required to sell its Peek Claims or permit such claims to lapse. The Company may be forced to discontinue operations.

We have not declared or paid dividends on our shares since incorporation and do not anticipate doing so in the foreseeable future.

Off Balance Sheet Arrangements

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

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 2 to the financial statements included in this Quarterly Report.

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

Mineral Property Costs

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

Oil and Gas Properties

The Company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of February 29, 2008, the Company had no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made the Company assesses annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

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

For unproven properties, the Company excludes from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, the Company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. The Company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test. As of February 29, 2008, all of the Company’s oil and gas properties were unproved and were excluded from amortization.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133."  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about:  (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” This pronouncement permits entities to use the fair value method to measure certain financial assets and liabilities by electing an irrevocable option to use the fair value method at specified election dates. After election of the option, subsequent changes in fair value would result in the recognition of unrealized gains or losses as period costs during the period the change occurred. SFAS No. 159 becomes effective as of the beginning of the first fiscal year that begins after November 15, 2007, with early adoption permitted. However, entities may not retroactively apply the provisions of SFAS No. 159 to fiscal years preceding the date of adoption. The adoption of this statement did not have a material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company's financial statements.

Risks and Uncertainties

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

We have incurred a net loss of $865,095 for the period from October 17, 2001 (inception) to February 29, 2008, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern.

We may be unable to continue as a going concern.

As of February 29, 2008, we had cash of $934, current assets of $1,086 and current liabilities of $338,700. Our working capital deficit was $337,614 at February 29, 2008. There is doubt about our ability to continue as a going concern due to our lack of working capital for our planned business activities. We currently do not have sufficient working capital to meet our on-going obligations. We are also in the process of seeking sufficient financing to implement our business strategy. Our ability to raise additional financing may be contingent on our ability to restructure our liabilities and may require us to restructure our capital structure. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

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

Our independent auditor believes there is substantial doubt that we can continue as a going concern which, if true, raises substantial doubt that a purchaser of our common stock will receive a return on his or her investment. We have incurred a net loss of $865,095 for the period from October 17, 2001 (inception) to February 29, 2008, and will likely continue to incur further losses as we continue our exploration program. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral properties. We may be forced to liquidate assets, issue securities that are extremely dilutive to existing shareholders or file for bankruptcy if we are unable to meet our ongoing working capital requirements. If we are not able to continue as a going concern, it is likely any holder of our common stock will lose their investment in that stock.

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

We may not be able to realize any benefit under the Peru Assignment Agreement with Anglo and may be required to write off $115,000 advanced to Anglo.

We advanced $115,000 to Anglo Energy Refining Corp. under the terms of the Peru Assignment Agreement, which provides for the assignment of Anglo’s interest in a Production Agreement to be entered into between Anglo and Barrett Resources (Peru) LLC, related to rights to develop and produce crude oil, gas and proven reserves at Block 67 located in Peru. Under the terms of the Peru Assignment Agreement, we have very limited rights to participate and observe in the negotiations of a definitive Production Agreement and Anglo is required to use commercially reasonable efforts to cooperate with us in consummating the transactions contemplated therein. Accordingly, we rely on Anglo for success in consummating this transaction. The negotiation and execution of any Participation Agreement is subject to approval by Barrett and governmental regulators, which may not be received. This is our second such agreement with Anglo, the first of which was unsuccessful and required us to write off $250,000.

In December 2007, we hired R. R. Wolfe and Company, Inc. to complete an evaluation on the properties underlying the Peru Assignment Agreement. We are reviewing such report to determine whether to move forward with the transactions contemplated by the Peru Assignment Agreement. There cannot be any assurance that we will conclude any transaction under the Peru Assignment Agreement, and our failure to do so would require us to write off $115,000 in advances to Anglo and costs associated with the R. R. Wolfe and Company report and due diligence. We anticipate that we will need to raise approximately $2.8 million to complete the transactions contemplated under the Peru Assignment Agreement.

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

We intend to conduct further equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. The result of this could reduce the value of the stock of our shareholders. If we issue additional stock, shareholders’ percentage interest in us will be lower. This condition is often referred to as “dilution”. During our fiscal year ended November 30, 2007, we issued convertible notes in the aggregate principal amount of $440,000. Since November 30, 2007, we issued one convertible note in the principal amount of $150,000. The notes are convertible at the option of the holders into shares of our common stock at $0.25. Our stock closed at $1.01 per share on the OTCBB on April 2, 2008.

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

Item 3. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective and that our disclosure controls and procedures were adequately designed and are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. In addition, our principal executive officer and principal financial officer have determined that the disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed under the Exchange Act are accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws, as amended (1)
3.3	Articles of Incorporation, as amended (2)
4.1	Form of Share Certificate (1)
10.1	Loan Agreement, dated October 18, 2006, between John Veltheer and Texada Ventures Inc. (3)
10.2	Loan Extension Agreement, dated November 8, 2007, between John Veltheer and Texada Ventures Inc. (4)
10.3	Assignment Agreement, effective November 8, 2007, between Texada Ventures Inc. and Anglo Energy Refining Corp. (4)
10.4	Payoff Letter, dated March 27, 2008, between Texada Ventures Inc. and John Veltheer (5)
14.1	Code of Ethics (6)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on April 15, 2003, as amended.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 21, 2006.
(3)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on October 20, 2006.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 13, 2007.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 28, 2008.
(6)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on March 9, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXADA VENTURES INC.

By:	/s/ John Veltheer
JOHN VELTHEER
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer and
Director
(Principal Executive Officer
and Principal Accounting Officer)

Date:	April 14, 2008