Form 10QSB
period 2008-05-31
TEXADA VENTURES INC
filed 2008-07-15
CIK 1174907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2008
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number: 000-51563

TEXADA VENTURES INC.

(Exact Name of Registrant as Specified in its Charter)

NEVADA	98-0431245
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 720-999 West Broadway
Vancouver, British Columbia, Canada	V5Z 1K5
(Address of Principal Executive Offices)	(Zip Code)

(604) 562-6915

(Registrant’s Telephone Number, including Area Code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes     No

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes      No

Number of shares of issuer’s common stock outstanding as of July 8, 2008: 60,733,335

Transitional Small Business format (check one):  Yes     No

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months and the three months ended May 31, 2008 are not necessarily indicative of the results that can be expected for the year ending November 30, 2008.

As used in this Quarterly Report, the terms "we", "us", "our", “the Company” and “Texada” mean Texada Ventures Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Texada Ventures Inc.

(An Exploration Stage Company)

May 31, 2008

Index

Balance Sheets	1

Statements of Operations	2

Statements of Cash Flows	3

Notes to the Financial Statements	4

Texada Ventures Inc.

(An Exploration Stage Company)

Balance Sheets

(Expressed in US dollars)

	May 31, 2008 $	November 30, 2007 $
	(unaudited)
ASSETS
Current Assets
Cash	10,830	20,665
Prepaid expenses	152	152

Total Current Assets	10,982	20,817
Oil and gas interest (Note 4)	115,000	110,000

Total Assets	125,982	130,817

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable (Note 5(b))	55,896	52,505
Accrued liabilities	51,432	30,952
Due to related party (Note 5(a) and (c))	–	56,707
Promissory notes payable (Note 6)	150,000	150,000
Convertible debentures, less unamortized discount of $111,305 (Note 7)	473,695	–

Total Current Liabilities	731,023	290,164
Convertible debentures, less unamortized discount of $nil and $125,741,
respectively (Note 7)	–	309,259

Total Liabilities	731,023	599,423

Nature of Operations and Continuance of Business (Note 1)
Stockholders’ Deficit
Preferred shares, 100,000,000 shares authorized, $0.001 par value;
None issued and outstanding	–	–
Common shares, 500,000,000 shares authorized, $0.001 par value;
60,733,335 shares issued and outstanding	60,733	60,733
Additional paid-in capital	303,667	243,667
Deficit accumulated during the exploration stage	(969,441)	(773,006)

Total Stockholders’ Deficit	(605,041)	(468,606)

Total Liabilities and Stockholders’ Deficit	125,982	130,817

(The accompanying notes are an integral part of these financial statements)

Texada Ventures Inc.

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

(unaudited)

	Accumulated from October 17, 2001 (Date of Inception) to May 31, 2008 $	For the Six Months Ended May 31, 2008 $	For the Six Months Ended May 31, 2007 $	For the Three Months Ended May 31, 2008 $	For the Three Months Ended May 31, 2007 $

Revenue	–	–	–	–	–

Operating Expenses
Amortization	798	–	–	–	–
Consulting (Note 5(a))	78,000	24,000	24,000	12,000	12,000
Exploration costs	20,091	–	–	–	–
General and administrative	346,873	65,941	86,519	27,946	24,119
Loss (gain) on foreign exchange	3,623	3,226	(2,498)	914	(2,316)
Mineral property costs	3,350	–	–	–	–

Total Operating Expenses	452,735	93,167	108,021	40,860	33,803

Loss from Operations	(452,735)	(93,167)	(108,021)	(40,860)	(33,803)

Other Income (Expense)
Accretion of discount on convertible
debentures (Note 7)	(122,695)	(74,436)	(22,117)	(45,614)	(22,117)
Interest income	4,022	–	4,022	–	2,066
Interest on convertible debentures	(33,270)	(21,022)	(2,273)	(14,532)	(2,273)
Interest on promissory notes	(17,391)	(6,017)	(5,140)	(3,043)	(3,025)
Interest on related party loans	(8,500)	(1,793)	(3,045)	(297)	(1,522)
Loss on disposal of equipment	(2,075)	–	–	–	–
Loss on write down of note receivable	(86,797)	–	(86,797)	–	(86,797)
Loss on write down of deposit	(250,000)	–	–	–	–

Total Other Income (Expense)	(516,706)	(103,268)	(115,350)	(63,486)	(113,668)

Net Loss	(969,441)	(196,435)	(223,371)	(104,346)	(147,471)

Net Loss Per Share – Basic and Diluted		–	–	–	–

Weighted Average Shares Outstanding		60,733,335	60,733,335	60,733,335	60,733,335

(The accompanying notes are an integral part of these financial statements)

Texada Ventures Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	Accumulated from October 17, 2001 (Date of Inception) to May 31, 2008 $	For the Six Months Ended May 31, 2008 $	For the Six Months Ended May 31, 2007 $

Operating Activities
Net loss	(969,441)	(196,435)	(223,371)
Adjustments to reconcile net loss to net cash used in
operating activities:
Accretion of convertible debt discount	122,695	74,436	22,117
Amortization	798	–	–
Loss on disposal of equipment	2,075	–	–
Loss on write down of note receivable	86,797	–	86,797
Write-off of oil and gas deposit	250,000	–	–
Changes in operating assets and liabilities:
Prepaid expenses	(152)	–	–
Notes receivable	(8,457)	–	(8,457)
Accounts payable and accrued liabilities	107,328	23,871	18,861
Due to related party	–	(6,707)	3,045

Net Cash Used in Operating Activities	(408,357)	(104,835)	(101,008)

Investing Activities
Acquisition of oil and gas interests	(365,000)	(5,000)	(250,000)
Advance of note receivable	(78,340)	–	–
Purchase of equipment	(2,873)	–	–

Net Cash Used In Investing Activities	(446,213)	(5,000)	(250,000)

Financing Activities
Advances from related party loan	50,000	–	–
Repayment of related party loan	(50,000)	(50,000)	–
Proceeds from convertible debentures	585,000	150,000	325,000
Proceeds from promissory notes payable	150,000	–	50,000
Proceeds from issuance of common shares	130,400	–	–

Net Cash Provided by Financing Activities	865,400	100,000	375,000

Increase (Decrease) in Cash	10,830	(9,835)	23,992
Cash - Beginning of Period	–	20,665	60,877

Cash - End of Period	10,830	10,830	84,869

Supplemental Disclosures
Interest paid	8,500	8,500	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Texada Ventures Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

May 31, 2008

(Expressed in US dollars)

(unaudited)

1.	Nature of Operations and Continuance of Business

Texada Ventures Inc. (the “Company”) was incorporated in the State of Nevada on October 17, 2001. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting for Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of oil and gas and mineral resources. The Company has not presently determined whether its properties contain mineral or petroleum reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at May 31, 2008, the Company has a working capital deficit of $720,041, and has accumulated losses of $969,441 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management’s plan for the next twelve months is to further explore its mineral property interest in the Peak Claims (Note 3) and its oil and gas interests in Peru (Note 4). As at May 31, 2008, the Company had cash of $10,830 on hand, and for the next twelve months, management anticipates that the minimum cash requirements to fund its proposed exploration program and continued operations will be $885,000. Accordingly, the Company does not have sufficient funds to meet planned expenditures over the next twelve months, and will need to seek additional debt or equity financing to meet its planned expenditures. There is no assurance that the Company will be able to raise sufficient cash to fund its future exploration programs and operational expenditures.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at May 31, 2008, and the results of its operations and consolidated cash flows for the six months ended May 31, 2008 and 2007. The results of operations for the six months ended May 31, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

c)	Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation

Texada Ventures Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

May 31, 2008

(Expressed in US dollars)

(unaudited)

2.	Summary of Significant Accounting Policies (continued)
d)	Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to its’ investment in oil and gas properties and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

e)	Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at May 31, 2008, the Company has no dilutive securities outstanding.

f)	Mineral Property Costs

The Company is primarily engaged in the acquisition, exploration and development of mineral properties. Mineral property acquisition costs are capitalized in accordance with EITF 04-2, “Whether Mineral Rights Are Tangible or Intangible Assets” when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met. In the event that a mineral property is acquired through the issuance of the Company’s shares, the mineral property will be recorded at the fair value of the respective property or the fair value of common shares, whichever is more readily determinable.

When mineral properties are acquired under option agreements with future acquisition payments to be made at the sole discretion of the Company, those future payments, whether in cash or shares, are recorded only when the Company has made or is obliged to make the payment or issue the shares. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves and feasibility, the costs incurred to develop such property are capitalized.

g)	Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R, “Share Based Payments”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Texada Ventures Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

May 31, 2008

(Expressed in US dollars)

(unaudited)

2.	Summary of Significant Accounting Policies (continued)
h)	Oil and Gas Properties

The Company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of May 31, 2008, the Company had no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made the Company assesses annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

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

For unproven properties, the Company excludes from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, the Company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. The Company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test. As of May 31, 2008, all of the Company’s oil and gas properties were unproved and were excluded from amortization.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Texada Ventures Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

May 31, 2008

(Expressed in US dollars)

(unaudited)

2.	Summary of Significant Accounting Policies (continued)
k)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

l)	Financial Instruments

The fair values of financial instruments, which include cash, accounts payable, accrued liabilities, amounts due to a related party, promissory notes payable, and convertible debentures were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada and Peru, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

m)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

n)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in a foreign currency and management has adopted SFAS No. 52 “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

o)	Revenue Recognition

The Company will recognize revenue in accordance with the criteria outlined in Securities Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition”. Revenues will be recognized once they are earned; specifically when: (a) services are provided or products are delivered to customers, (b) clear proof that an arrangement exists, (c) amounts are fixed or can be determined, and (d) the Company’s ability to collect is reasonably assured.

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

Texada Ventures Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

May 31, 2008

(Expressed in US dollars)

(unaudited)

2.	Summary of Significant Accounting Policies (continued)
r)	Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. This statement replaces SFAS No. 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS No. 141 (revised 2007) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141 (revised 2007) also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

Texada Ventures Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

May 31, 2008

(Expressed in US dollars)

(unaudited)

2.	Summary of Significant Accounting Policies (continued)
r)	Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”. This pronouncement permits entities to use the fair value method to measure certain financial assets and liabilities by electing an irrevocable option to use the fair value method at specified election dates. After election of the option, subsequent changes in fair value would result in the recognition of unrealized gains or losses as period costs during the period the change occurred. SFAS No. 159 becomes effective as of the beginning of the first fiscal year that begins after November 15, 2007, with early adoption permitted. However, entities may not retroactively apply the provisions of SFAS No. 159 to fiscal years preceding the date of adoption. The adoption of this statement did not have a material effect on the Company’s financial statements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company’s financial statements.

3.	Mineral Properties

Pursuant to an agreement dated November 2, 2001, the Company acquired a 100% interest in eight mineral claims located in the Whitehorse Mining District, Yukon Territory, Canada known as the Peak claims for $2,500. The property is being held in trust for the Company by a third party.

4.	Oil and Gas Interest

On November 12, 2007, the Company entered into an Assignment Agreement with Anglo Energy Refining Corp. (“Anglo”), a Panamanian corporation, to acquire all of Anglo’s rights and interests in a Production Agreement (the “PA”) to be entered into between Anglo and Barrett Resources LLC (“Barrett”). The PA relates to rights to develop and produce crude oil, gas and proven reserves at Block 67 located in Peru and is subject to negotiation with Barrett and receipt of various governmental and regulatory approvals.

In consideration for the assignment by Anglo to the Company of Anglo’s rights under the PA, the parties agreed as follows:

i.

the Company agreed to pay to Anglo an aggregate amount equal to $115,000 (paid), equivalent to 50% of the expenses incurred by Anglo up to and including the Effective Date in connection with the negotiation of the PA, upon the receipt by the Company of documentation from Anglo supporting such expenses;

ii.

on the closing date, the Company agreed to pay to Anglo 100% of the reasonable, documented expenses incurred by Anglo from the Effective Date to the closing date in connection with the negotiation and execution of the PA; and

iii.

on the closing date, the Company agreed to issue to Anglo (or its designee) that number of common shares such that Anglo (or its designee) shall own 50% of the issued and outstanding shares of the common stock of the Company on the closing date.

Texada Ventures Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

May 31, 2008

(Expressed in US dollars)

(unaudited)

5.	Related Party Transactions
a)

During the six month period ended May 31, 2008, the Company incurred $24,000 (2007 - $24,000) in consulting fees to the director. As at May 31, 2008, $Nil (November 30, 2007 - $4,000) in consulting fees are owed to a director of the Company.

b)	As at May 31, 2008, accounts payable includes $3,125 (November 30, 2007 - $3,125) owing to a former director for expenses incurred on the Company’s behalf.
c)

During the year ended November 30, 2006, the Company received an advance of $50,000 from a director. The amount is supported by a promissory note, bears interest at 12% per annum and matured October 18, 2007. On November 8, 2007, the Company entered into an agreement to extend the loan to October 18, 2008. On March 18, 2008, the Company repaid the director $58,500, representing the total principal and accrued interest as of the repayment date.

6.	Promissory Notes Payable
a)

The Company entered into a demand promissory note effective February 15, 2007 with a third party for $50,000, which is due on demand and bears interest at 8% per annum. Interest is payable annually due on or before February 14 of each year.

b)	The Company entered into a demand promissory note dated November 20, 2006 with a third party for $100,000, which is due on demand and bears interest at 8% per annum.

7.	Convertible Debentures
a)

On April 10, 2007, the Company issued a 6% convertible debenture with a principal amount of $200,000 which is due and payable on December 31, 2008. Interest is payable semi-annually beginning on September 30, 2007, and thereafter on March 31st and September 30th of each year, payable at the option of the Company in cash or shares. As at May 31, 2008, the Company had not made any interest payments and pursuant to the debenture has accrued default interest of 8% since September 30, 2007. The principal and accrued interest on the debenture may be converted at any time into shares of the Company’s common stock at a rate of $0.25 per share, at the option of the holder. If the Company closes the Anglo agreement, as described in Note 4, the debenture will be automatically converted into common shares of the Company at a price of $0.25 per share.

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $80,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible debentures. The Company will record interest expense over the term of the remaining convertible debentures of $80,000 resulting from the difference between the stated value and carrying value at the date of issuance. As at May 31, 2008, interest expense of $52,868 has been accreted increasing the carrying value of the convertible debenture to $172,868.

b)

On May 2, 2007, the Company issued a 6% convertible debenture with a principal amount of $125,000 which is due and payable on December 31, 2008. Interest is payable semi-annually beginning on September 30, 2007, and thereafter on March 31st and September 30th of each year, payable at the option of the Company in cash or shares. As at May 31, 2008, the Company had not made any interest payments and pursuant to the debenture has accrued default interest of 8% since September 30, 2007. The principal and accrued interest on the debenture may be converted at any time into shares of the Company’s common stock at a price of $0.25 per share, at the option of the holder. If the Company closes the Anglo agreement, as described in Note 4, the debenture will be automatically converted into common shares of the Company at a price of $0.25 per share.

Texada Ventures Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

May 31, 2008

(Expressed in US dollars)

(unaudited)

7.	Convertible Debentures (continued)

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $50,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible debentures. The Company will record interest expense over the term of the remaining convertible debenture of $50,000 resulting from the difference between the stated value and carrying value at the date of issuance. As at May 31, 2008, interest expense of $32,430 has been accreted increasing the carrying value of the convertible debenture to $107,430.

c)

On November 19, 2007, the Company issued a 6% convertible debenture with a principal amount of $110,000 which is due and payable on December 31, 2008. Interest is payable semi-annually beginning on May 31, 2008, and thereafter on May 31st and November 30th of each year, payable at the option of the Company in cash or shares. As at May 31, 2008, the Company had not made any interest payments. The principal and accrued interest on the debenture may be converted at any time into shares of the Company’s common stock at a price of $0.25 per share, at the option of the holder. If the Company closes the Anglo agreement, as described in Note 4, the debenture will be automatically converted into common shares of the Company at a price of $0.25 per share.

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $44,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible debenture. The Company will record interest expense over the term of the remaining convertible debenture of $44,000 resulting from the difference between the stated value and carrying value at the date of issuance. At May 31, 2008, interest expense of $20,922 has been accreted increasing the carrying value of the convertible debentures to $86,922.

d)

On March 11, 2008, the Company issued a 6% convertible debenture with a principal amount of $150,000 which is due and payable on December 31, 2008. Interest is payable semi-annually beginning on May 31, 2008, and thereafter on May 31st and November 30th of each year, payable at the option of the Company in cash or shares. As at May 31, 2008, the Company had not made any interest payments. The principal and accrued interest on the debenture may be converted at any time into shares of the Company’s common stock at a price of $0.25 per share, at the option of the holder. If the Company closes the Anglo agreement, as described in Note 4, the debenture will be automatically converted into common shares of the Company at a price of $0.25 per share.

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $60,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible debenture. The Company will record interest expense over the term of the remaining convertible debenture of $60,000 resulting from the difference between the stated value and carrying value at the date of issuance. As at May 31, 2008, interest expense of $16,475 has been accreted increasing the carrying value of the convertible debentures to $106,475.

8.	Segment Disclosures

The Company operates in one operating segment, which is the acquisition and exploration of oil and gas resources and mineral resources. The Chief Executive Officer is the Company’s Chief Operating Decision Maker (“CODM”) as defined by SFAS 131, “Disclosure about Segments of an Enterprise and Related Information.” The CODM allocates resources and assesses the performance of the Company based on the results of operations.

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

OVERVIEW

We were incorporated on October 17, 2001 under the laws of the State of Nevada. Our principal office is located at Suite 720-999 West Broadway, Vancouver, British Columbia, Canada V5Z 1K5. Our phone number is (604) 562-6915. Our facsimile number is (604) 662-8974.

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

RECENT CORPORATE DEVELOPMENTS

We have experienced the following significant corporate developments since the completion of our fiscal year ended November 30, 2007:

1.

On March 11, 2008, the Company issued a 6% convertible debenture (the “Debenture”) with a principal amount of $150,000 which is due and payable on December 31, 2008. Interest is payable semi-annually beginning on May 31, 2008, and thereafter on May 31st and November 30th of each year, payable at the option of the company in cash or shares. At May 31, 2008, the Company had not made any interest payments. The principal and accrued interest on the Debenture may be converted at any time into shares of the Company’s common stock at a rate of $0.25 per share, at the option of the holder. If the Company closes the Anglo agreement, as described below, the Debenture will automatically be converted into common shares of the Company at the rate of $0.25 per share. The offering of the debenture was conducted by the Company in a non-brokered private placement to a non-U.S. person outside the United States pursuant to an exemption from registration available under Rule 903 of Regulation S of the Securities Act of 1933, as amended.

2.

On November 12, 2007, we entered into an Assignment Agreement (the “Peru Assignment Agreement”) with Anglo Energy Refining Corp. (“Anglo”), a Panamanian corporation, effective as of November 8, 2007, providing for the assignment of Anglo’s interest in a Production Agreement (the “PA”) to be entered into between Anglo and Barrett Resources (Peru) LLC (“Barrett”). The PA relates to rights to develop and produce crude oil, gas and proven reserves at Block 67 located in Peru. In consideration for the assignment by Anglo to the Company of Anglo’s rights under the PA, the parties agreed as follows:

(a)

the Company agreed to pay to Anglo an aggregate amount equal to $115,000 (paid), equivalent to 50% of the expenses incurred by Anglo up to and including the Effective Date of the Peru Assignment Agreement in connection with the negotiation of the PA, upon the receipt by the Company of documentation from Anglo supporting such expenses;

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

The PA is subject to negotiation with Barrett and various governmental and regulatory approvals. The Peru Assignment Agreement provides the Company the right to participate and observe in the negotiations of a definitive PA and requires the Company and Anglo to use commercially reasonable efforts to cooperate in consummating the transactions contemplated therein. Anglo has granted the Company exclusive rights under the PA by agreeing not to, directly or indirectly, solicit, initiate, encourage or enter into any acquisition proposals. In December 2007, the Company hired R. R. Wolfe and Company, Inc. to complete an evaluation on the properties underlying the Peru Assignment Agreement. Management of the Company is reviewing such report to determine whether to move forward with the transactions contemplated by the Peru Assignment Agreement. As of May 31, 2008, the Company has paid $115,000 for expenses incurred by Anglo up to and including the effective date of the Peru Assignment Agreement, $nil of expenses from the effective date to the closing date and have not issued any common shares with respect to the Peru Assignment Agreement.

3.

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

PLAN OF OPERATION

As a result of our failure to generate any revenues since our inception, we have not been satisfied with our initial business plan to this point. We are presently reviewing the current state of our business in detail with consultants in order to evaluate the progress of our mining business. At the present time, we intend to continue to develop our current mining business under Dr. Veltheer’s guidance and seeking other business opportunities.

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

Our decision to proceed to Phase IV of our initial exploration program will be made based on factors such as other business opportunities, the final assay results and the recommendations of our geologist, the grades of any mineralization found, the size and extent of the mineralized zones, and the strength of metal prices in international markets.

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

On November 12, 2007, we entered into an Assignment Agreement (the “Peru Assignment Agreement”) with Anglo Energy Refining Corp. (“Anglo”), a Panamanian corporation, effective as of November 8, 2007, providing for the assignment of Anglo’s interest in a Production Agreement (the “PA”) to be entered into between Anglo and Barrett Resources (Peru) LLC (“Barrett”). The PA relates to rights to develop and produce crude oil, gas and proven reserves at Block 67 located in Peru. In consideration for the assignment by Anglo to the Company of Anglo’s rights under the PA, the parties agreed as follows:

(a)

the Company agreed to pay to Anglo an aggregate amount equal to $115,000 (paid), equivalent to 50% of the expenses incurred by Anglo up to and including the Effective Date of the Peru Assignment Agreement in connection with the negotiation of the PA, upon the receipt by the Company of documentation from Anglo supporting such expenses;

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

The PA is subject to negotiation with Barrett and various governmental and regulatory approvals. The Peru Assignment Agreement provides the Company the right to participate and observe in the negotiations of a definitive PA and requires the Company and Anglo to use commercially reasonable efforts to cooperate in consummating the transactions contemplated therein. Anglo has granted the Company exclusive rights under the PA by agreeing not to, directly or indirectly, solicit, initiate, encourage or enter into any acquisition proposals. In December 2007, the Company hired R. R. Wolfe and Company, Inc. to complete an evaluation on the properties underlying the Peru Assignment Agreement. Management of the Company is reviewing such report to determine whether to move forward with the transactions contemplated by the Peru Assignment Agreement. As of May 31, 2008, the Company has paid $115,000 for expenses incurred by Anglo up to and including the effective date of the Peru Assignment Agreement, $nil of expenses from the effective date to the closing date and have not issued any common shares with respect to the Peru Assignment Agreement.

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

We anticipate that we will incur the following expenses over the next twelve months:

Category	Planned Expenditures over the Next Twelve Months (US$)
Professional Fees	150,000
Office Expenses	5,000
Mineral Exploration Expenses	10,000
TOTAL 12-MONTH BUDGET	165,000
Working Capital Deficit	720,041
TOTAL	885,041

Our total expenditures over the next twelve months are anticipated to be approximately $165,000 the majority of which is due to general, legal, accounting and administrative expenses associated with our becoming a reporting issuer under the Exchange Act. In the event we decide to proceed with Phase IV of our exploration program, which is estimated to cost $120,000, we will need to obtain additional financing of nearly $1,000,000 to fund exploration, operating expenses and working capital deficit. Our management has agreed to provide by way of loan the funding required to pay our legal, audit and administrative expenses until we secure additional financing.

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

(4) Estimated contribution under the Production Agreement based on discussions among the parties.

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

As of May 31, 2008, we had a working capital deficiency of $720,041. We do not expect our business to achieve profitability in the near future as we expect to continue to incur substantial development and operating expenses. We will require additional funding to fund our working capital requirements. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or debt to fund our estimated general administration, exploration and other working capital requirements. We believe that debt financing will not be an alternative for funding. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time we locate mineral reserves on our mineral claims.

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

Revenue and Expenses

Summary
	Three Months Ended May 31		Six Months Ended May 31

	2008	2007	2008	2007
Revenue	--	--	--	--
Operating Expenses	$40,860	$33,803	$93,167	$108,021
Net Income (Loss) From Operations	$(40,860)	$(33,803)	$(93,167)	$(108,021)

Summary of Revenue

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

Summary of Expenses

Our expenses for the three months ended May 31, 2008 and 2007, consisted of the following:

	Three Months Ended May 31
	2008	2007

Expenses (Operating Expenses)
Consulting	$12,000	$12,000
General and administrative	$27,946	$24,119
Loss (gain) on foreign exchange	$914	$(2,316)
Other Income (Expense)
Accretion of discount on convertible debentures	$(45,614)	$(22,117)
Interest income	–	$2,066
Interest on convertible debentures	$(14,532)	$(2,273)
Interest on promissory notes	$(3,043)	$(3,025)
Interest on related party loans	$(297)	$(1,522)
Loss on write down of note receivable	–	$(86,797)

Our operating expenses for the three months ended May 31, 2008 were greater than our operating expenses for the same period in 2007 primarily due to consulting fees and an increase in professional fees associated with our continuing reporting obligations under the Securities Exchange Act of 1934, as amended (“Exchange Act”) and foreign exchange losses. Our other expenses for the three months ended May 31, 2008 were less than our other expenses for the same period in 2007 primarily because we did not write down a note receivable during the three months ended May 31, 2008.

	Six Months Ended May 31
	2008	2007

Expenses (Operating Expenses)
Consulting	$24,000	$24,000
General and administrative	$65,941	$86,519
Loss (gain) on foreign exchange	$3,226	$(2,498)
Other Income (Expense)
Accretion of discount on convertible debentures	$(74,436)	$(22,117)
Interest income	–	$4,022
Interest on convertible debentures	$(21,022)	$(2,273)
Interest on promissory notes	$(6,017)	$(5,140)
Interest on related party loans	$(1,793)	$(3,045)
Loss on write down of note receivable	–	$(86,797)

Liquidity and Capital Resources

Working Capital Summary
	At May 31, 2008	At November 30, 2007

Current Assets	$10,982	$20,817
Current Liabilities	$731,023	$290,164
Working Capital (Deficit)	$(720,041)	$(269,347)

Summary of Cash Flows

	Six Months Ended May 31
	2008	2007
Net Cash Used In Operating Activities	$(104,835)	$(101,008)
Net Cash Used In Investing Activities	$(5,000)	$(250,000)
Net Cash Provided By Financing Activities	$100,000	$375,000
Net Increase (Decrease) In Cash During Period	$(9,835)	$23,992

As at May 31, 2008, we had a cash balance of $10,830. The decrease in our working capital at May 31, 2008 from our year ended November 30, 2007 is primarily the result of the convertible debentures now being classified as a current liability.

Our auditors expressed substantial doubt regarding our ability to continue as a going concern related to our financial statements for the year ended November 30, 2008, and these circumstances have not improved. The factors related to the determination of our ability to continue as a going concern include our working capital deficit, lack of foreseeable revenues from operations, need for additional capital to maintain our interest in the Peek Claims, and need for additional capital to fund our general and administrative requirements. Management’s plan to resolve the going concern uncertainty is to raise additional capital of at least $885,000 required through equity financing in private placements during the next twelve months. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital, conduct successful exploration activities on its properties and appreciation in the value of exploration properties and assets, specifically the Peek Claims. Management believes that demand for exploration stage properties is strong and that it may be able to sell or enter into a joint venture arrangement to fund continued exploration of the Peek Claims. If the Company is unable to raise additional capital in a timely manner, it may be required to sell its Peek Claims or permit such claims to lapse. The Company may be forced to discontinue operations.

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

Mineral Property Costs

The Company is primarily engaged in the acquisition, exploration and development of mineral properties. Mineral property acquisition costs are capitalized in accordance with EITF 04-2, “Whether Mineral Rights Are Tangible or Intangible Assets” when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met. In the event that a mineral property is acquired through the issuance of the Company’s shares, the mineral property will be recorded at the fair value of the respective property or the fair value of common shares, whichever is more readily determinable.

When mineral properties are acquired under option agreements with future acquisition payments to be made at the sole discretion of the Company, those future payments, whether in cash or shares, are recorded only when the Company has made or is obliged to make the payment or issue the shares. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves and feasibility, the costs incurred to develop such property are capitalized.

Oil and Gas Properties

The Company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of May 31, 2008, the Company had no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made the Company assesses annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

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

For unproven properties, the Company excludes from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, the Company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. The Company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test. As of May 31, 2008, all of the Company’s oil and gas properties were unproved and were excluded from amortization.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An Interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosure to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, FASB issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities – an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.”  This pronouncement permits entities to use the fair value method to measure certain financial assets and liabilities by electing an irrevocable option to use the fair value method at specified election dates.  After election of the option, subsequent changes in fair value would result in the recognition of unrealized gains or losses as period costs during the period the change occurred.  SFAS No. 159 becomes effective as of the beginning of the first fiscal year that begins after November 15, 2007, with early adoption permitted. However, entities may not retroactively apply the provisions of SFAS No. 159 to fiscal years preceding the date of adoption.  The adoption of this statement did not have a material effect on the Company’s financial statements.

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

We have incurred a net loss of $969,441 for the period from October 17, 2001 (inception) to May 31, 2008, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern.

We may be unable to continue as a going concern.

As of May 31, 2008, we had cash of $10,830, current assets of $10,982 and current liabilities of $731,023. Our working capital deficit was $720,041 at May 31, 2008. There is doubt about our ability to continue as a going concern due to our lack of working capital for our planned business activities. We currently do not have sufficient working capital to meet our ongoing obligations. We are also in the process of seeking sufficient financing to implement our business strategy. Our ability to raise additional financing may be contingent on our ability to restructure our liabilities and may require us to restructure our capital structure. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

If we do not obtain additional financing, our business will fail.

In order for us to perform any further exploration or extensive testing, to complete the transactions contemplated under the Peru Assignment Agreement or to meet our on-going working capital requirements, we will need to obtain additional financing. We currently do not have any income. Our business plan calls for significant expenses in connection with the exploration of our mineral claims and acquisition of additional properties. We will require additional financing if further exploration programs are necessary. If we elect to proceed with the transactions under the Peru Assignment Agreement, we are required to reimburse Anglo for its expenses and we will require additional capital to fund our portion of any production agreement that may be negotiated with Barrett. In addition, we will require additional financing to sustain our business operations if we are not successful in earning revenues once our exploration is complete or we are unable to generate revenues from other business opportunities.

Our independent auditor believes there is substantial doubt that we can continue as a going concern which, if true, raises substantial doubt that a purchaser of our common stock will receive a return on his or her investment. We have incurred a net loss of $969,441 for the period from October 17, 2001 (inception) to May 31, 2008, and will likely continue to incur further losses as we continue our exploration program. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral properties. We may be forced to liquidate assets, issue securities that are extremely dilutive to existing shareholders or file for bankruptcy if we are unable to meet our ongoing working capital requirements. If we are not able to continue as a going concern, it is likely any holder of our common stock will lose their investment in that stock.

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

We intend to conduct further equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. The result of this could reduce the value of the stock of our shareholders. If we issue additional stock, shareholders’ percentage interest in us will be lower. This condition is often referred to as “dilution”. During our fiscal year ended November 30, 2007, we issued convertible notes in the aggregate principal amount of $440,000. Since November 30, 2007, we issued one convertible note in the principal amount of $150,000. The notes are convertible at the option of the holders into shares of our common stock at $0.25. Our stock closed at $1.01 per share on the OTCBB on July 9, 2008.

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

ITEM 3.	CONTROLS AND PROCEDURES

Disclosure Control and Procedure

At the end of the period covered by this report on Form 10-QSB for the quarter ended May 31, 2008, an evaluation was carried out under the supervision of and with the participation of the Company's management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a - 15(e) and Rule 15d - 15(e) under the Exchange Act).  Based on that evaluation the CEO and the CFO have concluded that the Company's disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

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

Set forth below is a description of the unregistered sales of securities during the quarter ended May 31, 2008.

On March 11, 2008, the Company issued a 6% convertible debenture (the “Debenture”) with a principal amount of $150,000 which is due and payable on December 31, 2008. Interest is payable semi-annually beginning on May 31, 2008, and thereafter on May 31st and November 30th of each year, payable at the option of the company in cash or shares. At May 31, 2008, the Company had not made any interest payments. The principal and accrued interest on the Debenture may be converted at any time into shares of the Company’s common stock at a rate of $0.25 per share, at the option of the holder. If the Company closes the Anglo agreement, the Debenture will automatically be converted into common shares of the Company at the rate of $0.25 per share. The convertible debenture was issued in an off-shore transaction (as defined under Regulation S of the Securities Act of 1933, as amended (the “Securities Act”) to one investor who is a non-U.S. person, in reliance upon the exception from the registration requirements available under Rule 903 of Regulation S under the Securities Act. The convertible debenture and underlying securities are “restricted securities” as defined under Rule 144(a)(3) in accordance with Rule 905 of Regulation S.

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
JOHN VELTHEER
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer and
Director
(Principal Executive Officer
and Principal Accounting Officer)

Date:	July 15, 2008