Form 10-Q
period 2008-08-31
TEXADA VENTURES INC
filed 2008-10-20
CIK 1174907

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission file number: 000-51563

TEXADA VENTURES INC.
 (Exact Name of Registrant as Specified in its Charter)
NEVADA	98-0431245
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11616 East Montgomery Drive, No. 54
Spokane Valley, Washington	99206
(Address of Principal Executive Offices)	(Zip Code)

(509) 301-6635
(Registrant’s Telephone Number, including Area Code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [X]   Yes    [  ]  No

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [  ]  Yes    [X]   No

Number of shares of issuer’s common stock outstanding as of October 15, 2008:      60,733,335

Transitional Small Business format (check one): [  ]  Yes    [X]   No

TABLE OF CONTENTS

Page

	PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

	Balance Sheets, August 31, 2008 and November 30, 2007	3

	Statements of Operations for the three and nine month periods ended August 31, 2008 and 2007 and from the date of inception on October 17, 2001 through August 31, 2008	4

	Statements of Cash Flows for the nine months ended August 31, 2008 and 2007 and from the date of inception on October 17, 2001 through August 31, 2008	5

	Notes to Financial Statements	6

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3:	Controls and Procedures	23

	PART II – OTHER INFORMATION

Item 1:	Legal Proceedings	23

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3:	Defaults Upon Senior Securities	23

Item 4:	Submission of Matters to a Vote of Security Holders	23

Item 5:	Other Information	23

Item 6:	Exhibits	24

Signatures		25

PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months and the three months ended August 31, 2008 are not necessarily indicative of the results that can be expected for the year ending November 30, 2008.

As used in this Quarterly Report, the terms "we", "us", "our", “the Company” and “Texada” mean Texada Ventures Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Texada Ventures Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	August 31, 2008 $	November 30, 2007 $
	(unaudited)
ASSETS

Current assets

Cash	3,855	20,665
Prepaid expenses	141	152

Total current assets	3,996	20,817

Oil and gas interest (Note 4)	–	110,000

Total assets	3,996	130,817

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable (Note 5(b))	54,255	52,505
Accrued liabilities	66,214	30,952
Due to related parties (Note 5(a) and (c))	12,000	56,707
Promissory notes payable (Note 6)	150,000	150,000
Convertible debentures, less unamortized discount of $63,454 (Note 7)	521,546	–

Total current liabilities	804,015	290,164

Convertible debentures, less unamortized discount of $nil and $125,741, respectively (Note 7)	–	309,259

Total liabilities	804,015	599,423

Nature of operations and continuance of business (Note 1)

Stockholders’ Deficit

Preferred shares, 100,000,000 shares authorized, $0.001 par value; None issued and outstanding	–	–

Common shares, 500,000,000 shares authorized, $0.001 par value; 60,733,335 shares issued and outstanding	60,733	60,733

Additional paid-in capital	303,667	243,667

Deficit accumulated during the exploration stage	(1,164,419)	(773,006)

Total Stockholders’ Deficit	(800,019)	(468,606)

Total Liabilities and Stockholders’ Deficit	3,996	130,817

(The accompanying notes are an integral part of these financial statements)

Texada Ventures Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars, except shares)
(unaudited)

	Accumulated from
	October 17, 2001 (Date of Inception)	For the Nine Months Ended	For the Nine Months Ended	For the Three Months Ended	For the Three Months Ended
	to August 31,	August 31,	August 31,	August 31,	August 31,
	2008	2008	2007	2008	2007
	$	$	$	$	$

Revenue	–	–	–	–	–

Operating expenses

Amortization	798	–	–	–	–
Consulting (Note 5(a))	92,027	38,027	36,000	14,027	12,000
Exploration costs	20,091	–	–	–	–
General and administrative	354,002	73,070	101,249	7,129	14,730
Gain on foreign exchange	(194)	(591)	(2,711)	(3,817)	(213)
Mineral property costs	3,350	–	–	–	–

Total operating expenses	470,074	110,506	134,538	17,339	26,517

Loss from operations	(470,074)	(110,506)	(134,538)	(17,339)	(26,517)

Other income (expense)

Accretion of discount on convertible debentures (Note 7)	(170,546)	(122,287)	(70,161)	(47,851)	(48,044)
Interest income	4,022	–	6,155	–	2,133
Interest on convertible debentures	(45,034)	(32,786)	(7,187)	(11,764)	(4,914)
Interest on promissory notes	(20,415)	(9,041)	(8,164)	(3,024)	(3,024)
Interest on related party loans	(8,500)	(1,793)	(4,568)	–	(1,523)
Loss on disposal of equipment	(2,075)	–	–	–	–
Loss on write down of note receivable	(86,797)	–	(88,930)	–	(2,133)
Loss on write down of oil and gas deposit	(365,000)	(115,000)	(250,000)	(115,000)	(250,000)

Total other income (expense)	(694,345)	(280,907)	(422,855)	(177,639)	(307,505)

Net loss	(1,164,419)	(391,413)	(557,393)	(194,978)	(334,022)

Net loss per share – basic and diluted		(0.01)	(0.01)	–	(0.01)

Weighted average common shares outstanding		60,733,335	60,733,335	60,733,335	60,733,335

(The accompanying notes are an integral part of these financial statements)

Texada Ventures Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	Accumulated from October 17, 2001 (Date of Inception) to August 31, 2008 $	For the Nine Months Ended August 31, 2008 $	For the Nine Months Ended August 31, 2007 $
Cash flows from operating activities

Net loss	(1,164,419)	(391,413)	(557,393)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of convertible debt discount	170,546	122,287	70,161
Amortization	798	–	–
Loss on disposal of equipment	2,075	–	–
Loss on write down of note receivable	86,797	–	86,797
Write-off of oil and gas deposit	365,000	115,000	250,000

Changes in operating assets and liabilities:
Prepaid expenses	(141)	11	–
Notes receivable	(8,457)	–	(8,457)
Accounts payable and accrued liabilities	120,469	37,012	23,745
Due to related parties	12,000	5,293	4,568

Net cash used in operating activities	(415,332)	(111,810)	(130,579)

Cash flows from investing activities

Acquisition of oil and gas interests	(365,000)	(5,000)	(250,000)
Advance of note receivable	(78,340)	–	–
Purchase of equipment	(2,873)	–	–

Net cash used in investing activities	(446,213)	(5,000)	(250,000)

Cash flows from financing activities

Advances from related party loan	50,000	–	–
Repayment of related party loan	(50,000)	(50,000)	–
Proceeds from convertible debentures	585,000	150,000	325,000
Proceeds from promissory notes payable	150,000	–	50,000
Proceeds from issuance of common shares	130,400	–	–

Net cash provided by financing activities	865,400	100,000	375,000

Increase (decrease) in cash	3,855	(16,810)	(5,579)

Cash - beginning of period	–	20,665	60,877

Cash - end of period	3,855	3,855	55,298

Supplemental disclosures of cash flow information:
Interest paid in cash	8,500	8,500	–
Income taxes paid in cash	–	–	–

(The accompanying notes are an integral part of these financial statements)

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2008
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at August 31, 2008, the Company has a working capital deficit of $800,019, and has accumulated losses of $1,164,419 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As at August 31, 2008, the Company had cash of $3,855 on hand, and for the next twelve months, management anticipates that the minimum cash requirements to fund its proposed exploration program and continued operations will be $500,000. Accordingly, the Company does not have sufficient funds to meet planned expenditures over the next twelve months, and will need to seek additional debt or equity financing to meet its planned expenditures. There is no assurance that the Company will be able to raise sufficient cash to fund its future exploration programs and operational expenditures.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at August 31, 2008, and the results of its operations and consolidated cash flows for the nine months ended August 31, 2008 and 2007. The results of operations for the nine months ended August 31, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

c)	Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2008
(Expressed in US dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

d)	Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to its investment in oil and gas properties and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

e)	Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at August 31, 2008, the Company has no dilutive securities outstanding.

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

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2008
(Expressed in US dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

h)	Oil and Gas Properties

The Company utilizes the full-cost method of accounting for petroleum and natural gas properties.  Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of August 31, 2008, the Company had no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made the Company assesses annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

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

For unproven properties, the Company excludes from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, the Company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. The Company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test. As of August 31, 2008, all of the Company’s oil and gas properties were unproved and were excluded from amortization.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

k)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2008
(Expressed in US dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

l)	Financial Instruments

The fair values of financial instruments, which include cash, accounts payable, accrued liabilities, amounts due to a related parties, promissory notes payable, and convertible debentures were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada and Peru, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2008
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

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2008
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

Pursuant to an agreement dated November 2, 2001, the Company acquired a 100% interest in eight mineral claims located in the Whitehorse Mining District, Yukon Territory, Canada known as the Peek claims for $2,500. The property is being held in trust for the Company by a third party.

4.	Oil and Gas Interest

On November 12, 2007, the Company entered into an Assignment Agreement with Anglo Energy Refining Corp. (“Anglo”), a Panamanian corporation, to acquire all of Anglo's rights and interests in a Production Agreement (the "PA") to be entered into between Anglo and Barrett Resources LLC ("Barrett"). The PA relates to rights to develop and produce crude oil, gas and proven reserves at Block 67 located in Peru and is subject to negotiation with Barrett and receipt of various governmental and regulatory approvals.

For consideration of the assignment by Anglo to the Company of Anglo's rights under the PA, the parties agreed as follows:

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

As of August 31, 2008, the Company recognized an impairment of $115,000 as the property had been abandoned by both parties. No further expenditures will be incurred.

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2008
(Expressed in US dollars)
(unaudited)

5.	Related Party Transactions

a)
During the nine month period ended August 31, 2008, the Company incurred $36,000 (August 31, 2007 - $36,000) in consulting fees to the former President of the Company. As of August 31, 2008, $12,000 (November 30, 2007 - $4,000) in consulting fees are owed to the former President of the Company.

b)	As at August 31, 2008, accounts payable includes $3,125 (November 30, 2007 - $3,125) owing to a former director for expenses incurred on the Company’s behalf.

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

a)
On February 15, 2007, the Company entered into a demand promissory note with a third party for $50,000, which is due on demand and bears interest at 8% per annum. Interest is payable annually due on or before February 14 of each year.

b)	On November 20, 2008, the Company entered into a demand promissory note with a third party for $100,000, which is due on demand and bears interest at 8% per annum.

7.	Convertible Debentures

a)
On April 10, 2007, the Company issued a 6% convertible debenture with a principal amount of $200,000 which is due and payable on December 31, 2008. Interest is payable semi-annually beginning on September 30, 2007, and thereafter on March 31st and September 30th of each year, payable at the option of the Company in cash or shares. As at August 31, 2008, the Company had not made any interest payments and pursuant to the debenture has accrued default interest of 8% since September 30, 2007. The principal and accrued interest on the debenture may be converted at any time into shares of the Company’s common stock at a price of $0.25 per share, at the option of the holder. If the Company had closed the Anglo agreement, as described in Note 4, the debenture was to automatically convert into common shares of the Company at a price of $0.25 per share.

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $80,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible debenture. The Company will record accretion expense over the term of the convertible debenture up to its face value of $200,000. As at August 31, 2008, $64,532 has been accreted increasing the carrying value of the convertible debenture to $184,532.

b)
On May 2, 2007, the Company issued a 6% convertible debenture with a principal amount of $125,000 which is due and payable on December 31, 2008. Interest is payable semi-annually beginning on September 30, 2007, and thereafter on March 31st and September 30th of each year, payable at the option of the Company in cash or shares. As at August 31, 2008, the Company had not made any interest payments and pursuant to the debenture has accrued default interest of 8% since September 30, 2007. The principal and accrued interest on the debenture may be converted at any time into shares of the Company’s common stock at a price of $0.25 per share, at the option of the holder. If the Company had closed the Anglo agreement, as described in Note 4, the debenture was to automatically convert into common shares of the Company at a price of $0.25 per share.

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2008
(Expressed in US dollars)
(unaudited)

7.	Convertible Debentures (continued)

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $50,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible debentures. The Company will record accretion expense over the term of the convertible debenture up to its face value of $125,000. As at August 31, 2008, $39,983 has been accreted increasing the carrying value of the convertible debenture to $114,983.

c)
On November 19, 2007, the Company issued a 6% convertible debenture with a principal amount of $110,000 which is due and payable on December 31, 2008. Interest is payable semi-annually beginning on May 31, 2008, and thereafter on May 31st and November 30th of each year, payable at the option of the Company in cash or shares. As at August 31, 2008, the Company had not made any interest payments and pursuant to the debenture has accrued default interest of 8% since May 30, 2008. The principal and accrued interest on the debenture may be converted at any time into shares of the Company’s common stock at a price of $0.25 per share, at the option of the holder. If the Company had closed the Anglo agreement, as described in Note 4, the debenture was to automatically convert into common shares of the Company at a price of $0.25 per share.

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $44,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible debenture. The Company will record accretion expense over the term of the convertible debenture up to its face value of $110,000. As at August 31, 2008, $30,844 has been accreted increasing the carrying value of the convertible debentures to $96,844.

d)
On March 11, 2008, the Company issued a 6% convertible debenture with a principal amount of $150,000 which is due and payable on December 31, 2008. Interest is payable semi-annually beginning on May 31, 2008, and thereafter on May 31st and November 30th of each year, payable at the option of the Company in cash or shares. As at August 31, 2008, the Company had not made any interest payments and pursuant to the debenture has accrued default interest of 8% since May 30, 2008. The principal and accrued interest on the debenture may be converted at any time into shares of the Company’s common stock at a price of $0.25 per share, at the option of the holder. If the Company had closed the Anglo agreement, as described in Note 4, the debenture was to automatically convert into common shares of the Company at a price of $0.25 per share.

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $60,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible debenture. The Company will record accretion expense over the term of the convertible debenture up to its face value of $150,000. As at August 31, 2008, interest expense of $35,187 has been accreted increasing the carrying value of the convertible debentures to $125,187.

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

9.	Subsequent Event

On September 16, 2008, the Company signed a Term Sheet (the “Term Sheet”) that sets forth the principal terms upon which the Company proposes to enter into a definitive agreement (the “Definitive Agreement”) to acquire Royalty Exploration (the “Business Combination”) and commence a concurrent financing of $40 million. Royalty Exploration (REX) has entered into an agreement to acquire substantially all of the assets of a business unit of a large research and development and manufacturing company engaged in the business of providing exploration and environmental surveys to resource companies for a purchase price of $40 million, of which $30 million is due at closing and the balance is payable by issuing a promissory note. The Term Sheet is non-binding, except for customary binding provisions.

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2008
(Expressed in US dollars)
(unaudited)

9.	Subsequent Event (continued)

The Company intends to use commercially reasonable efforts to commence a financing to raise $40 million by issuing securities (the “Placement”) to fund the REX Acquisition and general working capital requirements of the combined company following the Business Combination. The Company, at its option, may raise such financing through mezzanine debt financing, which may be satisfied by a subsequent placement of issuing the Company’s securities.

The Company proposes to enter into a Definitive Agreement under which the Company will acquire all of the issued and outstanding equity of REX by issuing shares of the Company’s common stock (“Consideration Shares”) to the equity holders of REX (“REX Unitholders”) equal to 50% of the issued and outstanding voting stock of the Company after giving effect to the Placement and the Business Combination.

The Company agreed to fund, for the benefit of REX, the sum of up to $500,000 for the purposes of (i) reimbursing REX for transaction related expenses, (ii) the Company’s transaction related expenses, and (iii) subject to satisfaction of certain conditions, making a cash advance to REX.  REX is required to repay the Company for REX’s transaction related expenses and cash advances on the later of (a) March 31, 2009, (b) closing date of the transaction, or (c) termination of the Term Sheet or, if the transaction does not close, in 12 monthly installments.

 The Term Sheet may be terminated by either party if the conditions set forth in the Term Sheet have not been satisfied on or before December 31, 2008. The Term Sheet may be terminated by REX if the Company has not provided to REX satisfactory evidence of financial commitments to raise at least $40,000,000 in the Placement by or before October 31, 2008.

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

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

We were incorporated on October 17, 2001 under the laws of the State of Nevada.  Our principal office is located at 11616 East Montgomery Drive, No. 54, Spokane Valley, Washington 99206.  Our phone number is (509) 301-6635.  Our facsimile number is (208) 442-1398.

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

As a result of our failure to generate substantial revenues since our inception, we have determined to review our initial business plan in order to evaluate the progress of our mining business.  We have not attained profitable operations to date and are dependent upon obtaining financing to pursue our plan of operation.  Following Dr. John Veltheer’s acquisition of 49% of our issued and outstanding shares and his appointment to the board of Texada, we have determined to continue to develop our current mining business and to seek other business opportunities.  In accordance with that determination, we appointed Ted Sharp as our President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and a member of our Board of Directors. We also entered into a Term Sheet with Royalty Explorations, LLC for the purchase of that company.

RECENT CORPORATE DEVELOPMENTS

We have experienced the following significant corporate developments since the completion of our fiscal year ended November 30, 2007:

Corporate Governance:

The Registrant entered into an engagement letter with Sharp Executive Associates, Inc. (“SEA”), dated September 12, 2008 (the “Engagement Letter”), that outlines the services and work to be performed by SEA on behalf of the Registrant, the fees associated with the work, and the responsibilities of both parties to the Engagement Letter, as set forth in the Registrant’s Form 8-K dated September 12, 2008 which is incorporated herein by this reference.

Effective September 12, 2008, Dr. John Veltheer (“Dr. Veltheer”) resigned as the Registrant’s CEO, CFO, president, secretary and treasurer (collectively the “Interim Executive Positions”). Dr. Veltheer’s resignation was not the result of any disputes, claims or issues with the Registrant. The Board accepted Dr. Veltheer’s resignation and appointed Mr. Sharp, 51, to the Registrant’s Board and to fill the Interim Executive Positions as described in the Registrant’s Form 8-K dated September 12, 2008 which is incorporated herein by this reference.

On September 12, 2008, the Registrant moved its offices and principal place of business from its location in Vancouver, British Columbia, Canada to 11616 East Montgomery Drive, No. 54, Spokane Valley, Washington 99206.

Term Sheet:

On September 16, 2008, the Company signed a Term Sheet (the “Term Sheet”) that sets forth the principal terms upon which the Company proposes to enter into a definitive agreement (the “Definitive Agreement”) to acquire Royalty Exploration (the “Business Combination”) and commence a concurrent financing of $40 million. Royalty Exploration, LLC (REX) has entered into an agreement to acquire substantially all of the assets of a business unit of a large research and development and manufacturing company engaged in the business of providing exploration and environmental surveys to resource companies for a purchase price of $40 million, of which $30 million is due at closing and the balance is payable by issuing a promissory note. The Term Sheet is non-binding, except for customary binding provisions.

The Company intends to use commercially reasonable efforts to commence a financing to raise $40 million by issuing securities (the “Placement”) to fund the REX Acquisition and general working capital requirements of the combined company following the Business Combination. The Company, at its option, may raise such financing through mezzanine debt financing, which may be satisfied by a subsequent placement of issuing the Company’s securities.

The Company proposes to enter into a Definitive Agreement under which the Company will acquire all of the issued and outstanding equity of REX by issuing shares of the Company’s common stock (“Consideration Shares”) to the equity holders of REX (“REX Unitholders”) equal to 50% of the issued an outstanding voting stock of the Company after giving effect to the Placement and the Business Combination.

The Company agreed to fund, for the benefit of REX, the sum of up to $500,000 for the purposes of (i) reimbursing REX for transaction related expenses, (ii) the Company’s transaction related expenses, and (iii) subject to satisfaction of certain conditions, making a cash advance to REX.  REX is required to repay the Company for REX’s transaction related expenses and cash advances on the later of (a) March 31, 2009, (b) closing date of the transaction, or (c) termination of the Term Sheet or, if the transaction does not close, in 12 monthly installments.

The Term Sheet may be terminated by either party if the conditions set forth in the Term Sheet have not been satisfied on or before December 31, 2008. The Term Sheet may be terminated by REX if the Company has not provided to REX satisfactory evidence of financial commitments to raise at least $40,000,000 in the Placement by or before October 31, 2008.

The significant terms and disclosures of the Term Sheet were reported in a Form 8-K filed with the SEC on September 22, 2008, which is hereby incorporated by reference.

Other Funding and Acquisition Activities:

1.	On March 11, 2008, the Company issued a 6% convertible debenture (the “Debenture”) with a principal amount of $150,000 which is due and payable on December 31, 2008.  Interest is payable semi-annually beginning on May 31, 2008, and thereafter on May 31st and November 30th of each year, payable at the option of the company in cash or shares.  At August 31, 2008, the Company had not made any interest payments.  The principal and accrued interest on the Debenture may be converted at any time into shares of the Company’s common stock at a rate of $0.25 per share, at the option of the holder.  If the Company had closed the Anglo agreement, as described below, the Debenture would have automatically been converted into common shares of the Company at the rate of $0.25 per share. However, that purchase agreement was abandoned during the quarter ended August 31, 2008.  The Company intends to convert the debenture to common stock as part of the acquisition covered by the recent Term Sheet described in the Recent Corporate Developments section of this filing. The offering of the debenture was conducted by the Company in a non-brokered private placement to a non-U.S. person outside the United States pursuant to an exemption from registration available under Rule 903 of Regulation S of the Securities Act of 1933, as amended.

2.
On November 12, 2007, the Company entered into an Assignment Agreement (the “Peru Assignment Agreement”) with Anglo Energy Refining Corp. (“Anglo”), a Panamanian corporation, effective as of November 8, 2007, providing for the assignment of Anglo’s interest in a Production Agreement (the “PA”) to be entered into between Anglo and Barrett Resources (Peru) LLC (“Barrett”). The PA related to rights to develop and produce crude oil, gas and proven reserves at Block 67 located in Peru. In consideration for the assignment by Anglo to the Company of Anglo’s rights under the PA, the parties agreed as follows:

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

During the quarter ended August 31, 2008, the Company determined that it was not in its best interest to close this transaction and thereby abandoned the purchase agreement. As of August 31, 2008, the Company had paid $115,000 for expenses incurred by Anglo up to and including the effective date of the Peru Assignment Agreement, $nil for expenses from the effective date to the closing date and has not issued any common shares with respect to the Peru Assignment Agreement. In accordance with its abandonment of the purchase agreement, the Company expensed  $115,000 of costs paid to Anglo.

3.
On October 18, 2006, the Company entered into a Loan Agreement (the “Loan Agreement”) with John Veltheer, at the time the Company’s President, Secretary, Treasurer and sole Director of the Company, pursuant to which Mr. Veltheer agreed to loan $50,000 (the “Principal Amount”) to the Company at a rate of interest equal to 12% per annum, payable on October 18, 2007 (the “Loan”). The Loan was evidenced by a Promissory Note, dated as of October 18, 2006 (the “Promissory Note”), issued by the Company to Mr. Veltheer.  On November 8, 2007, the Company and Mr. Veltheer entered into a Loan Extension Agreement (the “Loan Extension Agreement”, and together with the Loan Agreement and the Promissory Note, the “Loan Documents”) pursuant to which Mr. Veltheer agreed to extend the maturity date of the Loan from October 18, 2007 to October 18, 2008, in consideration for the payment by the Company to Mr. Veltheer of $6,000 constituting the interest due under the Promissory Note as of October 18, 2007.  On March 27, 2008, the Company and Mr. Veltheer executed a Payoff Letter which provided for the payment by the Company to Mr. Veltheer of $58,500, constituting the Principal Amount and all accrued interest owing under the Promissory Note as of March 18, 2008 (the “Payoff Date”). Pursuant to the Payoff Letter, the Company and Mr. Veltheer acknowledged and agreed that all of the outstanding obligations of the Registrant under the Loan Documents will have been paid, satisfied and discharged in full as of the Payoff

Date, and that on the Payoff Date, all of the terms, covenants and provisions of the Loan Documents will have been terminated and shall be of no further force or effect.

PLAN OF OPERATION

As a result of our failure to generate any revenues since our inception, we have not been satisfied with our initial business plan to this point.  In September, we appointed Ted Sharp as a member of our Board of Directors and as our President, Chief Executive Officer and Chief Financial Officer.  We are presently reviewing the current state of our business in detail with consultants in order to evaluate the progress of our mining business.  As a result of its change in strategic direction, the Company entered into the Term Sheet with REX described above in Recent Corporate Developments.  We are currently evaluating financing options to complete the transaction with REX but there can be no assurance that such financing will be available in acceptable terms, if at all.

Mineral Properties:

As described in previous filings, we have taken a phased approach to our exploration efforts on the Peek Claims, and have received a geological report on the results of Phase III of our program with further recommendations from our geological consultant of additional activities prior to engaging in Phase IV of our plan. In his report, our geologist recommended that, prior to proceeding with Phase IV, further geological engineering should be undertaken to define the exact source areas for the known and new vein float material.  Our geologist recommended reserving a total of $10,000 for a two-stage delineation program prior to commencing Phase IV of our exploration program.  We proceeded with our geologist’s recommendation and completed the first phase of the delineation program during the summer exploration season of 2006.  A detailed, close-spaced, soil geochemical survey over the conductors using a plugger style overburden sampling drill was recommended to locate the bed rock source of the mineralization following completion of phase I of the delineation program.

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

Corporate Acquisition:

Our entrance into the Term Sheet with REX is a strategic change in direction, and is expected to enable us to diversify into a complementary industry and acquire income-producing assets.  As part of this acquisition, we will be required to raise approximately $40 million of new investment dollars.  As we move through the acquisition process, we will perform appropriate due diligence activities to more fully assure investors of the benefits of this strategic move.  We cannot assure you that our capital raising efforts will be successful given the current state of the financial markets or that we can successfully complete the acquisition of REX.

Plan of Operations:

During the exploration stage, Ted Sharp, our President, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer, and Dr. Veltheer will only be devoting approximately twenty hours per week of their time to our business. We do not foresee this limited involvement as negatively impacting our company over the next twelve months.  All exploratory work is being performed by our geological consultant, Mr. Timmins, who contracts with appropriately experienced parties to complete work programs. However, if as a result of our acquisition efforts, the demands of our business require more business time of Mr. Sharp or Dr. Veltheer, such as raising additional capital or addressing unforeseen issues with regard to our exploration efforts, they are prepared to adjust their timetable to devote more time to our business.

If our acquisition of REX is successful. we anticipate that we will require capital for the following over the next twelve months:

Category	Planned Expenditures over the Next Twelve Months (US$)
Acquisition of survey assets	$30,000,000
Acquisition Due Diligence	$250,000
Professional Fees	$250,000
General and Administrative Expenses	$800,000
Budgeted Oil and Gas Drilling and Exploration	$3,750,000
Business Transition and Build Out	$4,000,000
Funding Working Capital Deficit	$800,000
Debt Service Expense	$100,000
Mineral Exploration Expenses	$50,000
TOTAL 12-MONTH BUDGET	$40,000,000

Our total expenditures over the next twelve months are anticipated to be approximately $40 million, the majority of which is $30 million in cash required to close the acquisition of REX.  The balance of cash required is to fund legal, accounting, administrative and due diligence expenses associated with our acquisition of REX, business transition and build out costs, payment of our current liabilities, oil and gas drilling and exploration expenses, interest expense and normal general and administrative operating expenses. In relation to the REX acquisition, we will be required to raise $40 million to fund the purchase price and working capital for the combined organization.  Prior to closing, we will be required to obtain a $500,000 loan to fund the pre-acquisition costs incurred by both us and REX, as well as normal operating costs. The requirement for this loan and its repayment is described above in the discussion of the Term Sheet. The Term Sheet may be terminated by either party if the conditions set forth in the Term Sheet have not been satisfied on or before December 31, 2008. The Term Sheet may be terminated by REX if the Company has not provided to REX satisfactory evidence of financial commitments to raise at least $40,000,000 in the Placement by or before October 31, 2008.

We cannot assure you that we will be successful in obtaining financing sufficient to fund either the $500,000 loan required to pay pre-acquisition costs or the $40 million required to close the REX transaction.  Current turmoil in equity and debt markets in the United States and around the world may negatively affect the evaluation risk of potential investors, and therefore may discourage individuals or funds that may otherwise be willing and desirous to invest in the Company.

In the event that we are successful in securing the $40 million of capital required to fund the REX transaction, the combined management of the organization will then be charged with the task of profitably integrate the operations.  We cannot assure you that the combined management team will be successful in merging and integrating physical facilities, corporate cultures, management teams, employee groups and other factors into a streamlined profitable and smooth running organization.

The Company has issued four separate 6% convertible debentures with principal amounts totaling $585,000 which are due and payable on December 31, 2008. Interest is payable at the option of the Company in cash or shares. As at

August 31, 2008, the Company had not made any interest payments and pursuant to the debenture has accrued default interest of 8% for the quarter ended August 31, 2008.  Interest payable has accumulated to a total of $43,379. The principal and accrued interest on the debentures may be converted at any time into shares of the Company’s common stock at a price of $0.25 per share, at the option of the holder. If the Company had closed the Anglo agreement, the debenture would have automatically converted into common shares of the Company at a price of $0.25 per share.  As part of the financing arrangements required to fund and close the REX transaction, the Company will be required to negotiate with holders of the convertible debentures to convert the debentures and accrued interest into common stock.  In the event that the Term Sheet is terminated without prior conversion of the debentures and accrued interest, management will negotiate with holders of the debentures to extend the due dates of each debenture or reach satisfactory modification of terms to avoid default under the terms of the debentures.

In the event that we are unsuccessful in our efforts to fund the REX acquisition, we will not have cash sufficient to satisfy the debentures in cash.  We estimate that we would require a minimum of $1.5 million to fund payment of our current liabilities and the $500,000 pre-acquisition loan to REX.  Absent such financing, we may negotiate with the holders of the debentures to extend the due dates, convert them to common stock or modify terms sufficient to remove or delay the requirement to satisfy the obligations with cash.  Should we be unable to reach conversion or modification of the debentures on terms acceptable to us, we may be required to default on the obligations.

We also maintain our position in mining claims in our mineral property referred to as the Peek Claim.  In the event we decide to proceed with Phase IV of our exploration program, which is estimated to cost $120,000, we will need to obtain additional financing of nearly $1,000,000 to fund exploration, operating expenses and working capital deficit.

As of August 31, 2008, we had a working capital deficit of $800,019. We do not expect our business to achieve profitability in the near future as we expect to continue to incur substantial acquisition, development and operating expenses. We will require additional funding to fund our working capital requirements. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or debt to fund our estimated general administration, exploration and other working capital requirements.

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

RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the accompanying financial statements and related notes. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. The discussion and analysis of the financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis the Company reviews its estimates and assumptions. The estimates were based on historical experience and other assumptions that the Company believes to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but the Company does not believe such differences will materially affect our financial position or results of operations. Critical accounting policies, the policies the Company believes are most important to the presentation of its financial statements and require the most difficult, subjective and complex judgments, are outlined in "Critical Accounting Policies," as disclosed in the Company's Form 10-KSB as filed with the Securities and Exchange Commission on March 14, 2008, and have not changed significantly.

Revenue and Expenses

Summary
	Three Months Ended August 31		Nine Months Ended August 31

	2008	2007	2008	2007
Revenue	--	--	--	--
Operating Expenses	$17,339	$26,517	$110,596	$134,538
Net Income (Loss) From Operations	$(17,339)	$(26,517)	$(110,596)	$(134,538)

Summary of Revenue

We have not earned any revenues to date.  Our plan of operation, in regards to mineral properties, is to continue to carry out exploration work on our claims in order to ascertain whether they possess commercially exploitable quantities of mineral deposits and to explore acquisition opportunities.  We do not anticipate earning revenues until such time as we are able to locate and process commercially exploitable levels of mineral resources on our properties or acquire commercially viable or producing properties.

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

The September 22, 2008 Term Sheet for the acquisition of REX represents our strategy to acquire an operation that will provide revenue streams from continuing operations. After completion of our upcoming due diligence activities we will be able to more clearly ascertain the contributions REX will make to our business, and vice versa, before entering into a definitive purchase agreement for the acquisition of REX

Summary of Expenses

Our expenses for the three months ended August 31, 2008 and 2007, consisted of the following:

	Three Months Ended August 31
	2008	2007
Expenses (Operating Expenses)
Consulting	$14,027	$12,000
General and administrative	$7,129	$14,730
Loss (gain) on foreign exchange	$(3,817)	$(213)
Other Income (Expense)
Accretion of discount on convertible debentures	$(47,851)	$(48,044)
Interest income	–	$2,133
Interest on convertible debentures	$(11,764)	$(4,914)
Interest on promissory notes	$(3,024)	$(3,024)
Interest on related party loans	–	$(1,523)
Loss on write down of note receivable	-	$(2,133)
Loss on write down of oil and gas deposits	$(115,000)	$(250,000)

Our operating expenses for the three months ended August 31, 2008 decreased from the same period in 2007. The reduction in operating expenses are primarily due to a reduction in general and administrative expense of $7,600 and an increase in gain on foreign exchange transaction of $3,600, which were offset by a $2,000 increase in consulting fees.  Other income and expense for the three months ended August 31, 2008 decreased by $130,000. The Company recognized a loss of $115,000 on the write down of certain oil and gas properties during the quarter as opposed to a write down of $250,000 recorded in the third quarter of 2007.

	Nine Months Ended August 31
	2008	2007
Expenses (Operating Expenses)
Consulting	$38,027	$36,000
General and administrative	$73,070	$101,249
Loss (gain) on foreign exchange	$(591)	$(2,711)
Other Income (Expense)
Accretion of discount on convertible debentures	$(122,287)	$(70,161)
Interest income	–	$6,155
Interest on convertible debentures	$(32,786)	$(7,187)
Interest on promissory notes	$(9,041)	$(8,164)
Interest on related party loans	$(1,793)	$(4,568)
Loss on write down of note receivable	–	$(88,930)
Loss on write down of oil and gas deposits	$(115,000)	$(250,000)

Liquidity and Capital Resources

Working Capital Summary
	At August 31, 2008	At November30, 2007
Current Assets	$3,996	$20,817
Current Liabilities	$(804,015)	$(290,164)
Working Capital (Deficit)	$(800,019)	$(269,347)

Summary of Cash Flows
	Nine Months Ended August 31
	2008	2007
Net Cash Used In Operating Activities	$(111,810)	$(130,579)
Net Cash Used In Investing Activities	$(5,000)	$(250,000)
Net Cash Provided By Financing Activities	$100,000	$375,000
Net Increase (Decrease) In Cash During Period	$(16,810)	$(5,579)

As at August 31, 2008, we had a cash balance of $3,855.  The decrease in our working capital at August 31, 2008 from our year ended November 30, 2007 is primarily a result of convertible debentures being classified as a current liabilities as the maturity date on the convertible debentures is December 31, 2008..

Our auditors expressed substantial doubt regarding our ability to continue as a going concern related to our financial statements for the year ended November 30, 2007, and these circumstances have not improved. The factors related to the determination of our ability to continue as a going concern include our working capital deficit, lack of foreseeable revenues from operations, need for additional capital to maintain our interest in the Peek Claims, and need for additional capital to fund our general and administrative requirements. Management’s plan to resolve the going concern uncertainty is to raise additional capital of $40 million to acquire REX through debt or equity financing during the next three months. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital, acquire REX and conduct successful exploration activities on its properties and appreciation in the value of exploration properties and assets, specifically the Peek Claims. If the Company is unable to raise additional capital in a timely manner, sufficient to close the REX acquisition, it may be required to sell its Peek Claims or permit such claims to lapse. The Company may be forced to discontinue operations.

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

ITEM 3.        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this report on Form 10-QSB for the quarter ended August 31, 2008, an evaluation was carried out under the supervision of and with the participation of the Company's management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a - 15(e) and Rule 15d - 15(e) under the Exchange Act).  Based on that evaluation the CEO and the CFO have concluded that the Company's disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

TEXADA VENTURES INC.

By:	s/ Ted R. Sharp
TED R. SHARP
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer and
Director
(Principal Executive Officer
and Principal Accounting Officer)

Date:	October 20, 2008