Form 10-K
period 2008-11-30
TEXADA VENTURES INC
filed 2009-02-27
CIK 1174907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2008
OR
[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   ____________   to  ____________________

Texada Ventures Inc.
(Exact Name of Registrant as specified in its charter)

Nevada	000-51563	98-0431245
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

11616 E. Montgomery Drive, Suite #54, Spokane Valley, WA	99206
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:                                            (509) 301-6635

Securities Registered pursuant to Section 12 (g) of the Act:               Common stock, Par Value $0.001
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[  ] Yes    [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
[  ] Yes   [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.
Yes [X]       No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [  ]       No  [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $61,340,668 as of May 31, 2008, based on the last sales price of $1.01 per share of the Company’s common stock on the National Association of Securities Dealers OTCBB.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  60,733,335 shares of common stock as of February 27, 2009

DOCUMENTS INCORPORATED BY REFERENCE:

Not Applicable

Texada Ventures Inc.
FORM 10-K
November 30, 2008

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements”. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Information concerning the interpretation of drill results and mineral resource estimates also may be deemed to be forward-looking statements, as such information constitutes a prediction of what mineralization might be found to be present if and when a project is actually developed. You are cautioned that any such forward-looking statements are not guarantees and may involve risks and uncertainties. Our actual results may differ materially from those in the forward-looking statements due to risks facing us or due to actual facts differing from the assumptions underlying our predictions. Some of these risks and assumptions include:

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

•	the Company's ability to complete the proposed transaction with Royalty Exploration, LLC under the Term Sheet effective as of September 16, 2008, and amended on November 12, 2008;

•	the Company’s ability to complete transactions, attract additional capital and continue as a going concern;

•	future decisions by management in response to changing conditions, and

•	misjudgments, inaccurate assumptions or changes in conditions related to forward-looking statements.

Certain risks and uncertainties include those set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-K. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K.

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

PART I

ITEM 1. BUSINESS

Overview

Texada Ventures Inc. (the “Company”) is engaged in the business of acquisition and exploration of mineral and resource properties.  We were incorporated on October 17, 2001 under the laws of the State of Nevada. Our principal office is located at 11616 E. Montgomery Drive, Suite 54, Spokane Valley, WA 99206. Our phone number is 509-301-6635. Our facsimile number is 509-924-2524.

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

As a result of our failure to generate substantial revenues since our inception, we have decided to review our initial business plan in order to evaluate the progress of our mining business.  We have not attained profitable operations to date and are dependent upon obtaining financing to pursue our plan of operation.  Following Dr. John Veltheer’s acquisition of 49% of our issued and outstanding shares and his appointment to the board of Texada in October 2006, we have decided to continue to develop our current mining business and to seek other business opportunities.  In accordance with that decision, in September 2008, we appointed Ted R. Sharp as our President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and a member of our Board of Directors. Also in September 2008, we entered into a Term Sheet with Royalty Exploration, LLC for the purchase of that company, which Term Sheet was amended in November 2008.

RECENT SIGNIFICANT CORPORATE DEVELOPMENTS

We have experienced the following significant corporate developments during our fiscal year ended November 30, 2008:

Anglo Agreement:

On March 21, 2007, we entered into a Term Sheet Agreement with Anglo Energy Refining Corp., a Panamanian corporation (“Anglo”), to acquire all of Anglo’s rights and interests in a Production Sharing Agreement (the “PSA”) to be entered into between Anglo and a joint venture partner. The PSA related to a 40% production sharing interest an Ecuadorian oil and gas field to be obtained by Anglo’s joint venture partner. On August 31, 2008, we abandoned the Anglo Agreement and recognized an impairment of $115,000 associated with that property abandonment by both parties.  No further expenditures will be incurred.

Term Sheet:

On September 16, 2008, we signed a Term Sheet (the “Term Sheet”) that sets forth the principal terms upon which we propose to enter into a definitive agreement (the “Definitive Agreement”) to acquire Royalty Exploration, LLC (“REX”) and commence a concurrent financing of $40,000,000. REX has entered into an agreement to acquire substantially all of the assets of a business unit of a large research and development and manufacturing company engaged in the business of providing exploration and environmental surveys to resource companies for a purchase price of $40,000,000, of which $30,000,000 is due at closing and the balance is payable by issuing a promissory note. The Term Sheet is non-binding, except for customary binding provisions.  The Term Sheet was subsequently amended on November 12, 2008.

We intend to use commercially reasonable efforts to commence a financing to raise $40,000,000 by issuing securities (the “Placement”) to fund the REX acquisition and general working capital requirements of the combined company. We, at our option, may raise such financing through mezzanine debt financing, which may be satisfied by a subsequent placement of issuing our securities.

We propose to enter into a Definitive Agreement under which we will acquire all of the issued and outstanding equity of REX by issuing shares of our common stock (“Consideration Shares”) to the equity holders of REX (“REX Unitholders”) equal to 50% of our issued and outstanding voting stock after giving effect to the Placement and the REX acquisition.

We agreed to fund, for the benefit of REX, the sum of up to $500,000 for the purposes of (i) reimbursing REX for transaction related expenses, (ii) our transaction related expenses, and (iii) subject to satisfaction of certain conditions, making a cash advance to REX.  REX is required to repay us for REX’s transaction related expenses and cash advances on the later of (a) March 31, 2009, (b) closing date of the transaction, or (c) termination of the Term Sheet or, if the transaction does not close, in 12 monthly installments.

The Term Sheet may be terminated by either party if the conditions set forth in the Term Sheet have not been satisfied on or before June 30, 2009, as extended from December 31, 2008 by Amendment No. 1 to the Term Sheet dated November 12, 2008.  That Amendment also waived REX’s ability to terminate the Term Sheet if we had not provided to REX satisfactory evidence of financial commitments to raise at least $40,000,000 in the Placement by or before October 31, 2008.

The significant terms and disclosures of the Term Sheet and its subsequent amendment were reported in Forms 8-K filed with the SEC on September 22, 2008, and November 12, 2008, respectively, which are herein incorporated by reference.

Corporate Governance:

We entered into an engagement letter with Sharp Executive Associates, Inc. (“SEA”), dated September 12, 2008 (the “Engagement Letter”), that outlines the services and work to be performed by SEA on behalf of the Company, the fees associated with the work, and the responsibilities of both parties to the Engagement Letter, as set forth in our Form 8-K dated September 12, 2008, which is incorporated herein by this reference.

Effective September 12, 2008, Dr. John Veltheer (“Dr. Veltheer”) resigned as our CEO, CFO, president, secretary and treasurer (collectively the “Interim Executive Positions”). Dr. Veltheer’s resignation was not the result of any disputes, claims or issues with the Company. The Board accepted Dr. Veltheer’s resignation and appointed Mr. Sharp, 52, to our Board and to fill the Interim Executive Positions as described in our Form 8-K dated September 12, 2008, which is incorporated herein by this reference.

On September 12, 2008, we moved our offices and principal place of business from our location in Vancouver, British Columbia, Canada, to 11616 East Montgomery Drive, No. 54, Spokane Valley, Washington 99206.

PLAN OF OPERATION

As a result of our failure to generate any revenues since our inception, we have not been satisfied with our initial business plan to this point.  In September 2008, we appointed Ted R. Sharp as a member of our Board of Directors and as our President, Chief Executive Officer and Chief Financial Officer.  We are presently reviewing the current state of our business in detail with consultants in order to evaluate the progress of our mining business.  As a result of its change in strategic direction, we entered into the Term Sheet with REX described above in Recent Significant Corporate Developments.  We are currently evaluating financing options to complete the transaction with REX but there can be no assurance that such financing will be available in acceptable terms, if at all.

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

Our expenditures toward the exploration of our mineral claims may not result in the discovery of mineral deposits.  Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts.  If the results of exploration do not reveal viable commercial mineralization, we may decide to abandon our claims and acquire new claims for new exploration.  The acquisition of additional claims will be dependent upon our possessing sufficient capital resources at the time in order to purchase such claims.  If no funding is available, we may be forced to abandon our operations.  This assessment will include an assessment of our cash reserves after the completion of Phase III, the price of minerals and the market for financing of mineral exploration projects at the time of our assessment.

Corporate Acquisition:

Our entrance into the Term Sheet with REX is a strategic change in direction, and is expected to enable us to diversify into a complementary industry and acquire income-producing assets.  As part of this acquisition, we will be required to raise approximately $40,000,000 of new investment dollars.  As we move through the acquisition process, we will perform appropriate due diligence activities to more fully assure investors of the benefits of this strategic move.  We cannot assure you that our capital raising efforts will be successful given the current state of the financial markets or that we can successfully complete the acquisition of REX.

Planned Expenditures:

During the exploration stage, Ted R. Sharp, our President, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer, and Dr. Veltheer will only be devoting approximately twenty hours per week of their time to our business. We do not foresee this limited involvement as negatively impacting the Company over the next twelve months.  All exploratory work is being performed by our geological consultant, Mr. Timmins, who contracts with appropriately experienced parties to complete work programs. However, if as a result of our acquisition efforts, the demands of our business require more business time of Mr. Sharp or Dr. Veltheer, such as raising additional capital or addressing unforeseen issues with regard to our exploration efforts, they are prepared to adjust their timetable to devote more time to our business.

If our acquisition of REX is successful, we anticipate that we will require capital for the following over the next twelve months:

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

In relation to the REX acquisition, we will be required to raise $40,000,000 to fund the purchase price and working capital for the combined organization. Our total expenditures over the next twelve months are anticipated to be approximately all of the $40,000,000, the majority of which is $30,000,000 in cash required to close the acquisition of REX.  The balance of cash required is to fund legal, accounting, administrative and due diligence expenses associated with our acquisition of REX, business transition and build out costs, payment of our current liabilities, oil and gas drilling and exploration expenses, interest expense and normal general and administrative operating expenses.

We cannot assure you that we will be successful in obtaining financing sufficient to fund either the pre-acquisition costs or the $40,000,000 required to close the REX transaction.  Current turmoil in equity and debt markets in the United States and around the world may negatively affect the evaluation risk of potential investors, and therefore may discourage individuals or funds that may otherwise be willing and desirous to invest in the Company.

In the event that we are successful in securing the $40,000,000 of capital required to fund the REX transaction, the combined management of the organization will then be charged with the task of profitably integrating the operations.  We cannot assure you that the combined management team will be successful in merging and integrating physical facilities, corporate cultures, management teams, employee groups and other factors into a streamlined profitable and smooth running organization.

The Company has issued four separate 6% convertible debentures with principal amounts totaling $585,000 which were due and payable on December 31, 2008.  Each of these convertible debentures has been extended to December 31, 2010. Interest is payable at the option of the Company in cash or shares. As at November 30, 2008, the Company had not made any interest payments and pursuant to the debentures has accrued default interest of 8% since the quarter ended May 31, 2008.  Interest payable has accumulated to a total of $55,015. The principal and accrued interest on the debentures may be converted at any time into shares of the Company’s common stock at a price of $0.25 per share, at the option of the holder. If the Company had closed the Anglo agreement, the debenture would have automatically converted into common shares of the Company at a price of $0.25 per share.  As part of the financing arrangements required to fund and close the REX transaction, the Company will be required to negotiate with holders of the convertible debentures to convert the debentures and accrued interest into common stock.

In the event that we are unsuccessful in our efforts to fund the REX acquisition, we will not have cash sufficient to satisfy the debentures in cash.  We estimate that we would require a minimum of $1.5 million to fund payment of our current liabilities and the maximum $500,000 pre-acquisition costs that may be paid to REX.  Absent such financing, we may negotiate with the holders of the debentures to extend the due dates, convert them to common stock or modify terms sufficient to remove or delay the requirement to satisfy the obligations with cash.  Should we be unable to reach conversion or modification of the debentures on terms acceptable to us, we may be required to default on the obligations.

We also maintain our position in mining claims in our mineral property referred to as the Peek Claim.  In the event we decide to proceed with Phase IV of our exploration program, which is estimated to cost $120,000, we will need to obtain additional financing of nearly $1,000,000 to fund exploration, operating expenses and working capital deficit.

As of November 30, 2008, we had a working capital deficit of $926,411. We do not expect our business to achieve profitability in the near future as we expect to continue to incur substantial acquisition, development and operating expenses. We will require additional funding to fund our working capital requirements. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or debt to fund our estimated general administration, exploration and other working capital requirements.

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

ITEM 1A.  RISK FACTORS

Not required for smaller reporting companies.

ITEM 1B  UNRESOLVED STAFF COMMENTS

Not required for smaller reporting companies.

ITEM 2.  PROPERTIES

PEEK CLAIMS

We purchased a 100% interest in eight mineral claims known as the Peek Claims, located in Canada’s Yukon Territory, from Glen MacDonald of Vancouver, British Columbia, by an agreement dated November 2, 2001, for consideration of $2,500. At the time of the acquisition of the Peek Claims, we were seeking a potential high-grade gold/silver project. There was, at the time, an extensive technical file available detailing the history of exploration on the Peek Claims property. We also considered the existence of a nearby milling plant as advantageous. Mr. Timmins, P.Eng. and Mr. Laurie Stephenson, P.Eng. were involved in assisting us in the selection process.

The YQMA and its regulations govern the procedures involved in the location, recording and maintenance of mineral titles in the Yukon Territory. The YQMA also governs the issuance of quartz mining licenses which are long-term licenses to produce minerals. Under the YQMA, title to Yukon quartz mineral claims can only be held by individuals or Yukon corporations. Because of this regulation, Barclay McDonald, Glen MacDonald’s son, is holding the mineral claim in trust for us until we can determine whether there are significant mineral reserves on our claim. If we determine that there are significant mineral reserves on our claim we will incorporate a Yukon subsidiary to hold title to the claim and Barclay MacDonald will transfer the mineral claim to the subsidiary. The transfer will be at no cost to us other than the costs associated with the incorporation of the Yukon subsidiary.

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

The Peek Claims are accessible via an all-weather gravel and paved government-maintained road system which includes a tidewater port road link to Skagway, Alaska. The claims are linked by a secondary road with the Mount Skukum gold mill approximately 12.4 miles away.The Mount Skukum gold mill is a modern gold and silver production facility that is capable of producing both doré bars and metal concentrates depending on the type of ore being processed. The mill is currently idle.

The Alaska and Klondike Highways, and the Wheaton River-Mount Skukum all-season gravel road provide access to the area. A four-wheel drive road follows Thompson Creek from the Wheaton Road to the property. Presently access to the Peek Claims is on foot, by all terrain vehicles or by helicopter because the road is closed by a slide. Further exploration of the property would require approximately $2,000 of road construction work to make the road accessible. We intend to initiate road construction work to make the road accessible prior to commencing Phase IV of our recommended exploration program, as described below.

Physiography, Climate and Vegetation

The Wheaton River district lies in the Boundary Ranges of the Coast Mountains, a rolling uplands area featuring prominent peaks and steep-walled stream and river valleys. Glacial action has modified major river valleys to deep U-shaped drainages with terrace and outwash deposits. Topographically, the area becomes progressively more severe to the southwest, culminating in mountains and ice fields at the headwaters of the Wheaton and Watson Rivers.

A maximum elevation of 6,069 feet is reached on the Peek Claims while the lowest lying feature nearby is Wheaton River at 2,900 feet. The claims cover a barren northwest-trending ridge extending from the Wheaton River to Hodnett Lakes. Outcrop is common on steep slopes descending from the rounded ridge top. The effects of local alpine glaciation are evident on the northern side of Pugh Peak, where cirques and tarns are present. The upland portion of Gold Hill is a rolling grassy plain with outcrop of less than 5%. Consequently most of the geological interpretation is based upon bulldozer trenches to expose bedrock at depths of ranging from six to sixteen feet.

Southwestern Yukon has a dry sub-arctic climate, locally modified by the Pacific Ocean. Summer temperatures average 12°C and annual precipitation totals approximately sixteen inches. The exploration season lasts from May until October.

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

During 1987 and 1988, Ranger Pacific Minerals Ltd. and others conducted additional geochemical and geophysical surveys. Also, blast trenching work was undertaken to better define target zones previously identified and to further explore the property. The Peek Claims property was owned by Ranger Pacific Minerals Ltd. from 1987 to 1990.

During the period from 1991 to 2001, the property was owned by Glen MacDonald of Vancouver, British Columbia. From 1991 to 2001, exploration work on the property has included bulldozer trenching, road construction, geological mapping and prospecting. Exploration work conducted from 1984 to 1998 covered most of the Gold Hill area, including but not limited to, the area of the Peek Claims.

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

All mineral exploration activities carried out on a mineral claim or mining lease in the Yukon must be in compliance with the Yukon Quartz Mining Land Use Regulations (the “Yukon Regulations”). The Yukon Regulations apply to all mines during exploration, development, construction, production, closure, reclamation and abandonment. Also, the Yukon Regulations contain standards for exploration activities including construction and maintenance, site preparation, drilling, trenching and work in and about a water body. An annual exploration expenditure of approximately $80 per claim is required by the YQMA to maintain the claims in good standing. Alternatively an annual payment of approximately $80 per claim in lieu of work is sanctioned by the YQMA to maintain claims in good standing. Our annual cost of compliance with the YQMA is presently approximately $672 per year.

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

Recommendation of Geological Report and Geological Exploration Program

In June 2002, we hired Mr. W. Timmins, P.Eng to provide an initial Geological Report on the Peek Claims. Mr. Timmins has 39 years experience as a consulting geologist. He graduated from the Provincial Institute of Mining in Haileybury, Ontario, Canada in 1956 and attended Michigan Technological University from 1962 to 1965. He has been a licensed professional Engineer (Geology) in British Columbia since 1969. The purpose of this report was to evaluate the area of the claim group, and the prior exploration work conducted on the claims, and to recommend an exploration program. This review was based upon previous explorations performed on the Peek Claims, including soil geochemical and electromagnetic surveys, geological mapping, bulldozer and blast trenching and underground drifting. Mr. Timmins is familiar with the Peek Claims, having consulted on exploration programs conducted there during the 1980’s and later visited the property in 1999 and 2001. In his geological report, Mr. Timmins, recommended that a four phase exploration program, at an estimated cost of $140,000, be undertaken on the property to assess its potential to host high grade gold mineralization within quartz and sulphide veins. The four phase program consists of the following:

Phase	Exploration Program	Status	Cost
Phase I	Compilation of previous exploration data, and geological analysis of the data.	Completed in August 2002.	$5,000
Phase II	Detailed field examination and study of known mineral zones including localized geophysical surveys.	Completed in December 2003.	$10,000
Phase III	Detailed field examination of potential exploration sites, including geological mapping, localized geophysical surveys and sampling using the knowledge obtained from the known exploration areas.	Completed April 2006.	$5,000
Phase IV	Test diamond drilling (to 1,200 metres) of the targets delineated within the potential exploration sites.	To be determined subject to availability of exploration funds and the results of exploratory work.	$120,000

Contingent upon favorable results of Phase I and Phase II of our geological exploration program, Mr. Timmins recommended a further Phase III program of geological mapping, geophysical surveying and sampling, to select targets for the Phase IV drilling program consisting of 1,200 metres (approximately 3,936 feet) of diamond drilling, again contingent upon favorable results of Phase III. A Phase IV drilling program would be dependent upon a number of factors such as the geologists’ recommendations based upon previous phases and our available funds. See “Present Condition of the Property and Current State of Exploration” below.

The projected costs of each phase of our exploration program included provision for mobilization and support costs. The expenditures made by us in the exploration of our mineral claim may not result in the discovery of mineral deposits. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of exploration do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for new exploration. The acquisition of additional claims will be dependent upon our possessing sufficient capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations.

We have complete Phases I through III of the recommended exploration program.  In the event that we proceed with Phase IV, we intend to implement a drilling program which will target any mineralized zones or zones of interest identified in earlier phases’ exploration results. The results of any drilling will be used to assess whether further geological exploration and drilling of identified mineralized areas is warranted. The funding required for the drilling program and our ability to complete the drilling program is expected to be dependent on the amount of funds we have available for exploration and our exploration priorities. Completion of our planned Phase IV drilling program is estimated to cost $120,000 and is expected to include the following:

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

The primary expenses related to the drilling program are expected to be labor and contract costs, including transportation and on-site support.

The number of personnel involved in the drilling is expected to be four drilling personnel and/or a foreman and geologist. All personnel are expected to be contract employees. The geologist is expected to be the onsite technical person who will be able to evaluate and direct the program. We believe these types of contract employees are readily available, if needed.

Due to our strategic priority of closing the REX acquisition prior to June 30, 2009, we currently do not plan to execute our Phase IV exploration strategy during fiscal 2009. Raising the $40,000,000 to fund that transaction precludes a competing effort to raise the funds necessary to embark upon a continuing exploration program. We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our either of these activities. We believe that debt financing will not be an alternative for funding. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt at this time. We presently do not have any arrangements in place for any future equity financing.

Present Condition of the Property and Current State of Exploration

In years prior to 2008, we conducted exploration activities on the Peek Claims to determine whether there is commercially exploitable gold and silver mineralization or other metals. The following is a summary of the status of our exploration program on the Peek Claims:

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

Summary of Phase II – Exploration Program Results

The second phase consisted of detailed geophysical surveys utilizing new and more sensitive geophysical techniques to enhance the data that previously existed on the claims.  Our work focused specifically upon the already known areas which our consultant had indicated may host minerals. This phase also included a detailed field examination and study of known mineral zones including localized geophysical surveys.  Phase II was completed in late 2003 and we received a geological report on the results in April, 2004.

The results of our Phase II exploration program confirmed the anomaly concerning the gold-silver bearing galena and tetrahedrite mineralization developing along the contacts on the north and south ends of Gold Hill. The anomaly was confirmed in the more detailed “vector geophysics survey” and warrants further exploration according to our geologist. Our geologist concluded that the results of Phase II confirmed that the geological review identified areas which warranted a further program of exploration. The report recommends further evaluation of data obtained from the detailed geophysical surveying, which demonstrated that the areas evaluated have a geophysical signature that could indicate an unseen depth or length extent, and recommended further geological surveying and sampling to identify and confirm targets for the Phase IV drilling.

Summary of Phase III – Exploration Program Results

In 2005, our geologist visited the Peek Claims property to conduct testing on areas of interest indicated by Phase II of our geological program for prospective gold-silver mineralization. New showings were located and sampled. The samples were submitted for analysis and we received our geologist’s report with the assay result of Phase III in April 2006.

According to the Phase III report, during the 2005 exploration season, our geologist completed detailed prospecting and geological investigation of a portion of the claims with geophysical anomalies identified during 2003. Samples of vein material present as “float” were collected, reviewed and submitted for geochemical analysis. Our geologist confirmed that the original epithermal vein systems contained copper, whereas the 2005 discovery contained copper in silver-deficient chalcopyrite. Six samples returned copper values ranging from 1,030 parts per million (ppm) (0.100%) to 4,974 ppm (0.497%) while two samples contained trace amounts.

In April 2006, we received the geological report on the results of Phase III of our 2005 exploration program. During the 2005 exploration season we completed detailed prospecting and geological investigation of a portion of the claims with geophysical anomalies identified during 2003. Samples of vein material present as “float” were collected, reviewed and submitted for geochemical analysis. Our geologist concluded that these results confirm earlier sample analyses by Texada and others. Prior to proceeding with Phase IV, our geologist recommends further geological engineering on the Peek Claims properties to define the exact source areas for the known and new vein float material because frost action may have moved the vein material further than originally assumed. Our geologist recommends a total of $10,000 to be reserved for a two stage delineation program.

During the summer exploration season of 2006, we proceeded with the first phase of the delineation program. A field crew selected one of the sample sites and excavated a pit nearby, upslope, to examine the soil profile and suggest where the bedrock source for the float might occur. Boulder-rich overburden was present to a depth of seven feet, including more fragments of sulphide-rich quartz. Below seven feet the ground is frozen by permafrost and the quartz vein fragments discontinued. Thus, our geologist concluded the source of the float lies further upslope and perhaps is within the geophysical conductors located earlier. A detailed, close-spaced, soil geochemical survey over the conductors using a plugger style overburden sampling drill was recommended to locate the bed rock source of the mineralization.

Phase IV – Exploration Program

In the event that we proceed with Phase IV of our exploration program, we will implement a drilling program expected to take place over a period of two weeks, which will target any mineralized zone or zones of interest identified in our Phase I, II and III exploration results. The results of any drilling will be used to assess whether further geological exploration and drilling of identified mineralized areas is warranted. The funding required for the drilling program and our ability to complete the drilling program will be dependent on the amount of funds we have available for exploration and our corporate priorities.

We will not be able to determine whether or not our mineral claims contain a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability.

Peek Claim Status

The Peek claims are located in the Whitehorse Mining District of Yukon Territory. The property consists of eight claims as detailed in Table 1 below. Claims such as these are administered under the provisions of the YQMA by the supervising mining recorder located in Whitehorse. An annual exploration expenditure of approximately $80 per claim is required by the YQMA to maintain the claims in good standing. Alternatively an annual payment of approximately $80 per claim in lieu of work is sanctioned by the YQMA to maintain claims in good standing. Our annual cost of compliance with the YQMA is presently approximately $672 per year.

Table 1 - Claim Status

Claim Name	Grant Numbers	Current Expiry Date
PEEK 1-8	YC 19158 – 165	August 19, 2009

Anglo Energy Agreement

On March 21, 2007, the Company entered into a Term Sheet Agreement with Anglo Energy Refining Corp., a Panamanian corporation (“Anglo”), to acquire all of Anglo’s rights and interests in a Production

Sharing Agreement (the “PSA”) to be entered into between Anglo and a joint venture partner. The PSA related to a 40% production sharing interest an Ecuadorian oil and gas field to be obtained by Anglo’s joint venture partner. On August 31, 2008, the Company abandoned the Anglo Agreement and recognized an impairment of $115,000 associated with that property abandonment by both parties.  No further expenditures will be incurred.

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

EMPLOYEES

We have no employees as of the date of this annual report. We generally conduct our business through agreements with consultants and arms-length third parties.

ITEM 3.     LEGAL PROCEEDINGS

Neither we nor any of our properties are currently subject to any material legal proceedings or other regulatory proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Over the Counter (OTC) Bulletin Board which is sponsored by the National Association of Securities Dealers (NASD). The OTC Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current “bids” and “asks” as well as volume information.  The OTC Bulletin Board is not considered a “national exchange.”

Our Common stock is traded on the NASD OTC Bulletin Board under the symbol “TXDV”.  The following table shows the high and low bid information for the Common stock for each quarter of the fiscal years 2007 and 2008.

Fiscal Year		Low Closing	High Closing
2007
	First Quarter	$0.01	$1.02
	Second Quarter	$0.98	$1.05
	Third Quarter	$0.85	$2.30
	Fourth Quarter	$0.75	$1.02
2008
	First Quarter	$0.70	$1.25
	Second Quarter	$1.01	$1.25
	Third Quarter	$0.42	$1.01
	Fourth Quarter	$0.40	$0.79

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Holders of Record

As of November 30, 2008 there were 4 shareholders of record of our common stock with an unknown number of additional shareholders who hold shares through brokerage firms.

Dividends

We have not paid any dividends and do not anticipate the payment of dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Issuer Purchase of Equity Securities

During 2008, neither the Company nor any of its affiliates repurchased common shares of the Company registered under Section R of the Exchange Act.

ITEM 6.  SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This discussion and analysis should be read in conjunction with the accompanying financial statements and related notes. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. The discussion and analysis of the financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis the Company reviews its estimates and assumptions. The estimates were based on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but the Company does not believe such differences will materially affect our financial position or results of operations. Critical accounting policies, the policies the Company believes are most important to the presentation of its financial statements and require the most difficult, subjective and complex judgments, are outlined below in “Critical Accounting Policies,” as disclosed in this Form 10-K.

Plan of Operation

As a result of our failure to generate substantial revenues since our inception, we have not been satisfied with our initial business plan to this point. We are presently reviewing the current state of our business in detail with consultants in order to evaluate the progress of our mining business. At the present time, we intend to continue to develop our current mining business and complete the acquisition of REX under our revised management and corporate governance structure.

Mining:

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

On March 21, 2007, we entered into a Term Sheet Agreement with Anglo Energy Refining Corp., a Panamanian corporation (“Anglo”), to acquire all of Anglo’s rights and interests in a Production Sharing Agreement (the “PSA”) to be entered into between Anglo and a joint venture partner. The PSA related to a 40% production sharing interest an Ecuadorian oil and gas field to be obtained by Anglo’s joint venture partner. On August 31, 2008, we abandoned the Anglo Agreement and recognized an impairment of $115,000 associated with that property abandonment by both parties.  No further expenditures will be incurred.

Results of Operations

We did not earn any revenues from November 30, 2007 to November 30, 2008. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties, which is not expected for several years, if at all. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties. Alternatively, we may begin to earn revenues with the acquisition of REX, but cannot assure that this acquisition will be consummated.

We incurred operating expenses in the amount of $175,944 for the period ended November 30, 2008 compared with $162,966 for the period ended November 30, 2007. These operating expenses included Consulting fees of $52,555 and General and administrative costs of $132,453, offset by $9,064 gain on foreign exchange activities.  The higher operating expenses during fiscal 2008 compared to fiscal 2007 resulted from increased business activity related to exploring potential acquisitions. Costs during fiscal 2009 are anticipated to be consistent with those consulting and general and administrative expenses incurred in fiscal 2008; however, operational expenses may increase substantially if the acquisition of REX is successful.

We incurred a net loss in the amount of $517,805 for the fiscal year ended November 30, 2008, compared to $573,579 for the fiscal year ended November 30, 2007. The change in net loss was attributable primarily to the write off of the increased accretion of discounts on convertible debentures, increases in interest costs on increased borrowings and increases in operating costs described above, offset by a reduction in write downs in oil and gas deposit assets in fiscal 2008. In 2008, the Company recognized an impairment of $115,000 of oil and gas properties, compared with $250,000 for the prior year.

Liquidity and Capital Resources

As of November 30, 2008, we had a working capital deficiency of $926,411. We do not expect our business to achieve profitability in the near future as we expect to continue to incur substantial development and operating expenses. We will require additional funding to fund our working capital requirements. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or debt to fund our estimated general administration, exploration and other working capital requirements. We believe that debt financing will not be an alternative for funding. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until we locate mineral reserves on our mineral claims.

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

Our continued existence and plans for future growth depend on our ability to obtain the capital necessary to operate by the sale of equity shares. We will need to raise additional capital of $40,000,000 in the next three to four months to fund our capital requirements through November 30, 2009, and to complete the transactions contemplated by the REX Agreement.

We believe there is substantial doubt that we can continue as a going concern which, if true, raises substantial doubt that a purchaser or holder of our common stock will receive a return on his or her investment. As at November 30, 2008, we had cash of $3,352, a working capital deficit of $926,411 and an accumulated deficit of $1,290,811, and will likely continue to incur further losses as we continue our exploration program and acquisition activities. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral properties or successfully acquiring additional properties or business opportunities.  If we cannot raise sufficient capital, we may be required to liquidate our assets, issue securities or debt on terms extremely dilutive to existing shareholders or file for bankruptcy. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

We have not declared or paid dividends on our shares since incorporation and do not anticipate doing so in the foreseeable future.

Off-Balance Sheet Arrangements

We had no off-balance sheet transactions.

Contractual Obligations

We have entered into contracts with various individuals or companies which require minimum future payments or investments in exploration activities to satisfy the terms of the contract.

Contractual obligations	Payments due by period
	Total	Less than 1 year	2-3 years	3-5 years	More than 5 years
Short-Term Debt Obligations (1)	575,000	575,000	-	-	-
Promissory Notes	290,000	290,000	-	-	-
Term Sheet for REX Acquisition	40,000,000	40,000,000	-	-	-
Total	40,865,000	40,865,000	-	-	-

(1)
On December 18, 2008, subsequent to the end of our fiscal year, we entered into amendments to the convertible debentures which extended the maturity dates of the debentures from December 31, 2008 to December 31, 2010.

In September of 2008, we signed a Term Sheet with Royalty Exploration, LLC (REX).  Under the Term Sheet, the Company agreed to commence a financing of $40,000,000 to fund the acquisition of REX, and a business unit REX has entered into an agreement to acquire. Under the Term Sheet, the Company has agreed to fund, for the benefit of REX, the sum of $500,000 for the purpose of reimbursing REX for transaction related expense. The Term Sheet was amended on November 12, 2008 to extend the acquisition date from December 31, 2008 to June 30, 2009 and also waived the obligation for us to reimburse transaction related costs beyond those costs already incurred at that date. Total reimbursements of $83,284 have been made during fiscal 2008 to REX, which REX is required to repay if the acquisition is not consummated.

Critical Accounting Policies

We have identified our critical accounting policies, the application of which may materially affect the financial statements, either because of the significance of the financials statement item to which they relate, or because they require management’s judgment in making estimates and assumptions in measuring, at a specific point in time, events which will be settled in the future.  The critical accounting policies, judgments and estimates which management believes have the most significant effect on the financial statements are set forth below:

a)	Stock-based Compensation

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

b)	Oil and Gas Properties

The Company utilizes the full-cost method of accounting for petroleum and natural gas properties.  Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of November 30, 2008, the Company had no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made the Company assesses annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

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

2008, all of the Company’s oil and gas properties were unproved and were excluded from amortization.

c)	Financial Instruments

The fair values of financial instruments, which include cash, note receivable, accounts payable, accrued liabilities, amounts due to related parties, promissory notes payable, and convertible debentures were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company has operations in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” . This pronouncement requires that the acquisition method of purchase method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. The pronouncement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the pronouncement. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the Company’s fiscal 2010, and may not be adopted early. Management believes this Statement will have no impact on the financial statements of the Company once adopted for its fiscal year starting December 1, 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”. This pronouncement permits entities to use the fair value method to measure certain financial assets and liabilities by electing an irrevocable option to use the fair value method at specified election dates.  After election of the option, subsequent changes in fair value would result in the recognition of unrealized gains or losses as period costs during the period the change occurred. SFAS No. 159 becomes effective as of the beginning of the first fiscal year that begins after November 15, 2007, with early adoption permitted. However, entities may not retroactively apply the provisions of SFAS No. 159 to fiscal years preceding the date of adoption. The Company adopted this pronouncement effective December 1, 2007. The adoption of this statement did not have a material effect on the Company's financial statements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The Company adopted this pronouncement effective December 1, 2007. The adoption of this statement did not have a material effect on the Company's financial statements.

Going concern

The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at November 30, 2008, the Company has a working capital deficit of $926,411, and has accumulated losses of $1,290,811 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As at November 30, 2008, the Company had cash of $3,352 on hand. The Company does not have sufficient funds to meet planned expenditures over the next twelve months, and will need to seek additional debt or equity financing to meet its planned expenditures. Management believes that it will need to raise approximately $40,000,000 in additional financing to complete the transactions contemplated by the REX Term Sheet and meet its other planned expenditures. The Company currently has no commitment for such financing. Accordingly, there is a risk that the Company will be unable to raise the required financing and complete the transactions contemplated by the REX Term Sheet and its other planned expenditures.

Private Placements

 On October 27, 2008, the Company entered into a promissory note with a third party for $140,000, which is due on demand and bears interest at 5% per annum. Interest and principal are due on demand.

On February 15, 2007, the Company entered into a promissory note with a third party for $50,000, which is due on demand and bears interest at 8% per annum. Interest is payable annually due on or before February 14 of each year. Interest and principal are due on demand.

The foregoing transactions were conducted by the Company in private placements to non-U.S. persons outside the United States in off-shore transactions pursuant to an exemption from registration available under Rule 903 of Regulation S of the United States Securities Act of 1933, as amended.

Convertible Debenture

On April 10, 2007, the Company issued a 6% convertible debenture with a principal amount of $200,000 which was due and payable on December 31, 2008.  On December 18, 2008, the maturity date was extended to December 31, 2010.  Interest is payable semi-annually beginning on September 30, 2007, and thereafter on March 31st and September 30th of each year, payable at the option of the Company in cash or shares. As at November 30, 2008, the Company had not made any interest payments and pursuant to the debenture has accrued default interest of 8% since September 30, 2007. The principal and accrued interest on the debenture may be converted at any time into shares of the Company’s common stock at a price of $0.25 per share, at the option of the holder. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $80,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible debenture. The Company records accretion expense over the term of the convertible debenture up to its face value of $200,000. As at November 30, 2008, $76,070 has been accreted increasing the carrying value of the convertible debenture to $196,070.

On May 2, 2007, the Company issued a 6% convertible debenture with a principal amount of $125,000 which was due and payable on December 31, 2008. On December 18, 2008, the maturity date was extended to December 31, 2010.  Interest is payable semi-annually beginning on September 30, 2007, and thereafter on March 31st and September 30th of each year, payable at the option of the Company in cash or shares. As at November 30, 2008, the Company had not made any interest payments and pursuant to the debenture has accrued default interest of 8% since September 30, 2007. The principal and accrued interest on the debenture may be converted at any time into shares of the Company’s common stock at a price of $0.25 per share, at the option of the holder. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $50,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible debentures. The Company records accretion expense over the term of the convertible debenture up to its face value of $125,000. As at November 30, 2008, $47,455 has been accreted increasing the carrying value of the convertible debenture to $122,455.

On November 19, 2007, the Company issued a 6% convertible debenture with a principal amount of $110,000 which was due and payable on December 31, 2008.  On December 18, 2008, the maturity date was extended to December 31, 2010.  Interest is payable semi-annually beginning on May 31, 2008, and thereafter on May 31st and November 30th of each year, payable at the option of the Company in cash or shares. As at November 30, 2008, the Company had not made any interest payments and pursuant to the debenture has accrued default interest of 8% since May 31, 2008. The principal and accrued interest on the debenture may be converted at any time into shares of the Company’s common stock at a price of $0.25 per share, at the option of the holder. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $44,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible debenture. The Company records accretion expense over the term of the convertible debenture up to its face value of $110,000. As at November 30, 2008, $40,656 has been accreted increasing the carrying value of the convertible debenture to $106,656.

On March 11, 2008, the Company issued a 6% convertible debenture with a principal amount of $150,000 which was due and payable on December 31, 2008. On December 18, 2008, the maturity date was extended to December 31, 2010.  Interest is payable semi-annually beginning on May 31, 2008, and thereafter on May 31st and November 30th of each year, payable at the option of the Company in cash or shares. As at November 30, 2008, the Company had not made any interest payments and pursuant to the debenture has accrued default interest of 8% since May 31, 2008. The principal and accrued interest on the debenture may be converted at any time into shares of the Company’s common stock at a price of $0.25 per share, at the option of the holder. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $60,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible debenture. The Company records accretion expense over the term of the convertible debenture up to its face value of $150,000. As at November 30, 2008, $53,695 has been accreted increasing the carrying value of the convertible debenture to $143,695.

In each case, the Company accounted for the embedded beneficial conversion feature in accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”.

The foregoing transactions were conducted by the Company in private placements to non-U.S. persons outside the United States in off-shore transactions pursuant to an exemption from registration available under Rule 903 of Regulation S of the United States Securities Act of 1933, as amended.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Texada Ventures Inc.
(An Exploration Stage Company)
November 30, 2008

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders
Texada Ventures Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Texada Ventures Inc. (An Exploration Stage Company) as of November 30, 2008 and 2007, and the related statements of operations, cash flows and stockholders' deficit for the year then ended and accumulated for the period from October 17, 2001 (Date of Inception) to November 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texada Ventures Inc. (An Exploration Company) as of November 30, 2008 and 2007, and the results of its operations, cash flows and stockholders’ deficit for the years then ended and accumulated for the period from October 17, 2001 (Date of Inception) to November 30, 2008 in conformity with accounting principles generally accepted in the United States.

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

/s/ “MANNING ELLIOTT LLP”

CHARTERED ACCOUNTANTS

Vancouver, Canada

February 18, 2009

Texada Ventures Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	November 30, 2008 $	November 30, 2007 $
ASSETS

Current Assets

Cash	3,352	20,665
Notes receivable (Note 5)	83,284	–
Prepaid expenses and deposits	5,120	152

Total Current Assets	91,756	20,817

Oil and gas interest (Note 4)	–	110,000

Total Assets	91,756	130,817

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable (Note 7(c))	72,296	52,505
Accrued liabilities (Note 6)	79,915	30,952
Due to related parties (Notes 7(a)(b) and (d))	7,080	56,707
Promissory notes payable (Note 8)	290,000	150,000
Convertible debentures, less unamortized discount of $6,124 (Note 9)	568,876	–

Total Current Liabilities	1,018,167	290,164

Convertible debentures, less unamortized discount of $125,741 (Note 9 and 13(b))	–	309,259

Total Liabilities	1,018,167	599,423

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 11)
Subsequent Events (Note 13)

Stockholders’ Deficit

Preferred shares, 100,000,000 shares authorized, $0.001 par value; None issued and outstanding	–	–

Common shares, 500,000,000 shares authorized, $0.001 par value; 60,733,335 shares issued and outstanding	60,733	60,733

Additional paid-in capital	303,667	243,667

Deficit accumulated during the exploration stage	(1,290,811)	(773,006)

Total Stockholders’ Deficit	(926,411)	(468,606)

Total Liabilities and Stockholders’ Deficit	91,756	130,817

(The accompanying notes are an integral part of these financial statements)

Texada Ventures Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)

	Accumulated from October 17, 2001 (Date of Inception) to November 30, 2008 $	For the Year Ended November 30, 2008 $	For the Year Ended November 30, 2007 $

Revenue	–	–	–

Operating Expenses

Amortization	798	–	–
Consulting (Notes 7(a) and (b))	106,554	52,555	48,000
Exploration costs	20,091	–	–
General and administrative	413,385	132,453	115,671
Gain on foreign exchange	(9,064)	(9,064)	–
Mineral property costs	3,747	–	(705)

Total Operating Expenses	535,511	175,944	162,966

Loss from Operations	(535,511)	(175,944)	(162,966)

Other Income (Expense)

Accretion of discount on convertible debentures	(217,876)	(169,617)	(48,259)
Interest income	4,022	–	4,022
Interest on convertible debentures	(55,014)	(42,766)	(12,248)
Interest on promissory notes	(24,060)	(12,685)	(11,375)
Interest on related party loans	(8,500)	(1,793)	(5,956)
Loss on disposal of equipment	(2,075)	–	–
Loss on write down of note receivable	(86,797)	–	(86,797)
Impairment of oil and gas interest (Note 4)	(365,000)	(115,000)	(250,000)

Total Other Income (Expense)	(755,300)	(341,861)	(410,613)

Net Loss	(1,290,811)	(517,805)	(573,579)

Net Loss Per Share – Basic and Diluted		(0.01)	(0.01)

Weighted Average Shares Outstanding		60,733,335	60,733,335

(The accompanying notes are an integral part of these financial statements)

Texada Ventures Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)

	Accumulated from October 17, 2001 (Date of Inception) to November 30, 2008 $	For the Year Ended November 30, 2008 $	For the Year Ended November 30, 2007 $

Operating Activities:

Net loss	(1,290,811)	(517,805)	(573,579)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of convertible debt discount	217,876	169,617	48,259
Amortization	798	–	–
Loss on disposal of equipment	2,075	–	–
Loss on write down of note receivable	86,797	–	86,797
Impairment of oil and gas interest	365,000	115,000	250,000

Changes in operating assets and liabilities:
Prepaid expenses	(5,120)	(4,968)	(20)
Accounts payable and accrued liabilities	152,211	68,754	25,831
Due to related parties	7,080	373	5,957
Net Cash Used in Operating Activities	(464,094)	(169,029)	(156,755)

Investing Activities:

Acquisition of oil and gas interests	(365,000)	(5,000)	(360,000)
Advance of note receivable	(170,081)	(83,284)	(8,457)
Purchase of equipment	(2,873)	–	–
Net Cash Used In Investing Activities	(537,954)	(88,284)	(368,457)

Financing Activities:

Advances from related party loan	50,000	–	–
Repayment of related party loan	(50,000)	(50,000)	–
Proceeds from convertible debentures	585,000	150,000	435,000
Proceeds from promissory notes payable	290,000	140,000	50,000
Proceeds from issuance of common shares	130,400	–	–
Net Cash Provided by Financing Activities	1,005,400	240,000	485,000

Increase (Decrease) in Cash	3,352	(17,313)	(40,212)

Cash - Beginning of Period	–	20,665	60,877

Cash - End of Period	3,352	3,352	20,665

Supplemental Disclosures
Interest paid	8,500	8,500	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Texada Ventures Inc.
(An Exploration Stage Company)
Statement of Stockholders’ Deficit
From October 17, 2001 (Date of Inception) to November 30, 2008
(Expressed in US dollars)

				Deficit
	Common Shares			Accumulated
			Additional	During the
	Common	Par	Paid-in	Exploration
	Shares	Value	Capital	Stage	Total
	#	$	$	$	$

Balance, October 17, 2001 (Date of inception)	–	–	–	–	–

Shares issued for cash at $0.0002	30,000,000	30,000	(24,000)	–	6,000
Net loss for the period	–	–	–	(4,254)	(4,254)

Balance, November 30, 2001	30,000,000	30,000	(24,000)	(4,254)	1,746

Shares issued for cash at $0.004	30,000,000	30,000	90,000	–	120,000
Net loss for the year	–	–	–	(21,106)	(21,106)

Balance, November 30, 2002	60,000,000	60,000	66,000	(25,360)	100,640

Net loss for the year	–	–	–	(42,929)	(42,929)

Balance, November 30, 2003	60,000,000	60,000	66,000	(68,289)	57,711

Net loss for the year	–	–	–	(19,057)	(19,057)

Balance, November 30, 2004	60,000,000	60,000	66,000	(87,346)	38,654

Shares issued for cash at $0.006	733,335	733	3,667	–	4,400
Net loss for the year	–	–	–	(26,580)	(26,580)

Balance, November 30, 2005	60,733,335	60,733	69,667	(113,926)	16,474

Net loss for the year	–	–	–	(85,501)	(85,501)

Balance, November 30, 2006	60,733,335	60,733	69,667	(199,427)	(69,027)

Beneficial conversion feature of convertible debenture	–	–	174,000	–	174,000
Net loss for the year	–	–	–	(573,579)	(573,579)
Balance, November 30, 2007	60,733,335	60,733	243,667	(773,006)	(468,606)
Beneficial conversion feature of convertible debenture (Note 9)	–	–	60,000	–	60,000
Net loss for the year	–	–	–	(517,805)	(517,805)

Balance, November 30, 2008	60,733,335	60,733	303,667	(1,290,811)	(926,411)

(The accompanying notes are an integral part of these financial statements)

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2008
Expressed in US Dollars

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2008, the Company has a working capital deficit of $926,411 and has accumulated losses of $1,290,811 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As at November 30, 2008, the Company had cash of $3,352 on hand, and for the next twelve months, management anticipates that the minimum cash requirements to fund its proposed exploration program and continued operations will be $500,000. Accordingly, the Company does not have sufficient funds to meet planned expenditures over the next twelve months, and will need to seek additional debt or equity financing to meet its planned expenditures. There is no assurance that the Company will be able to raise sufficient cash to fund its future exploration programs and operational expenditures.

On September 16, 2008, the Company signed a term sheet (the “Term Sheet”) that sets forth the principal terms upon which the Company will enter into a definitive agreement (the “Definitive Agreement”) to acquire Royalty Exploration (”REX”) and commence a concurrent financing of $40,000,000. REX has entered into an agreement to acquire substantially all of the assets of a business unit of a large research and development and manufacturing company engaged in the business of providing exploration and environmental surveys to resource companies for a purchase price of $40,000,000, of which $30,000,000 is due at closing and the balance is payable by issuing a promissory note. The Term Sheet is non-binding, except for customary binding provisions.

2.    Summary of Significant Accounting Policies

a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is November 30.

b)	Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation

c)	Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to its investment in oil and gas properties, valuation of note receivable, stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2008
Expressed in US Dollars

2.    Summary of Significant Accounting Policies (continued)

d)	Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at November 30, 2008, the Company has 2,340,000 (2007 – 1,740,000) dilutive securities outstanding.

e)	Mineral Property Costs

The Company is engaged in the acquisition, exploration and development of mineral properties.  Mineral property acquisition costs are capitalized in accordance with EITF 04-2, “Whether Mineral Rights Are Tangible or Intangible Assets” when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met. In the event that a mineral property is acquired through the issuance of the Company’s shares, the mineral property will be recorded at the fair value of the respective property or the fair value of common shares, whichever is more readily determinable.

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

f)	Stock-based Compensation

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

g)	Oil and Gas Properties

The Company utilizes the full-cost method of accounting for petroleum and natural gas properties.  Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of November 30, 2008, the Company had no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made the Company assesses annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2008
Expressed in US Dollars

2.   Summary of Significant Accounting Policies (continued)

g)	Oil and Gas Properties (continued)

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

For unproven properties, the Company excludes from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, the Company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. The Company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test. As of November 30, 2008, all of the Company’s oil and gas properties were unproved and were excluded from amortization.

h)	Long-lived Assets

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

i)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

j)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

k)	Financial Instruments

The fair values of financial instruments, which include cash, notes receivable, accounts payable, accrued liabilities, amounts due to related parties, promissory notes payable, and convertible debentures were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company has operations in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2008
Expressed in US Dollars

2.    Summary of Significant Accounting Policies (continued)

l)	Income Taxes

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

m)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in a foreign currency and the Company follows SFAS No. 52 “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

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

o)	Recent Accounting Pronouncements

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

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2008
Expressed in US Dollars

2.     Summary of Significant Accounting Policies (continued)

q)	Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” . This pronouncement requires that the acquisition method of purchase method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. The pronouncement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the pronouncement. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the Company’s fiscal 2010, and may not be adopted early. Management believes this Statement will have no impact on the financial statements of the Company once adopted for its fiscal year starting December 1, 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”. This pronouncement permits entities to use the fair value method to measure certain financial assets and liabilities by electing an irrevocable option to use the fair value method at specified election dates.  After election of the option, subsequent changes in fair value would result in the recognition of unrealized gains or losses as period costs during the period the change occurred. SFAS No. 159 becomes effective as of the beginning of the first fiscal year that begins after November 15, 2007, with early adoption permitted. However, entities may not retroactively apply the provisions of SFAS No. 159 to fiscal years preceding the date of adoption. The Company adopted this pronouncement effective December 1, 2007. The adoption of this statement did not have a material effect on the Company's financial statements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The Company adopted this pronouncement effective December 1, 2007. The adoption of this statement did not have a material effect on the Company's financial statements.

3.     Mineral Properties

Pursuant to an agreement dated November 2, 2001, the Company acquired a 100% interest in eight mineral claims located in the Whitehorse Mining District, Yukon Territory, Canada known as the Peek Claims for $2,500 which was recognized as an expense in the year of purchase. The claims fees are current through August 2009. The property is being held in trust for the Company by a third party.

4.     Oil and Gas Interest

On November 12, 2007, the Company entered into an Assignment Agreement with Anglo Energy Refining Corp. (“Anglo”), a Panamanian corporation, to acquire all of Anglo's rights and interests in a Production Agreement (the "PA") to be entered into between Anglo and Barrett Resources LLC ("Barrett"). The PA related to rights to develop and produce crude oil, gas and proven reserves at Block 67 located in Peru and was subject to negotiation with Barrett and receipt of various governmental and regulatory approvals.

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
November 30, 2008
Expressed in US Dollars

4.     Oil and Gas Interest (continued)

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

As at November 30, 2008, the Company recognized an impairment of $115,000 as the property had been abandoned by both parties. No further expenditures will be incurred.

5.     Notes receivable

The Company obtained a note receivable of $83,284 from Royalty Exploration pursuant to the Term Sheet described in Note 11(a).  The note receivable is due upon the close of the REX acquisition or, if the REX acquisition is not consummated, in 12 equal monthly installments after the termination of the Term Sheet.  The receivable is unsecured and does not accrue interest.

6.     Accrued liabilities

Accrued liability consists of interest accrued of $79,075 (2007 - $23,623) on the convertible debentures and promissory notes payable and accrued liabilities for services of $840 (2007 - $Nil). A total of $55,016 (2007 - $13,323) of interest on the convertible debentures is convertible into common stock as described in Note 9.

7.     Related Party Transactions

a)
On September 12, 2008, Company entered into an engagement letter with the Chief Executive Officer of the Company as described in Note 11(b).  Pursuant to the agreement, the Company incurred $4,555 (2007 - $Nil) in consulting fees to a company owned and controlled by the Chief Executive Officer of the Company during the year ended November 30, 2008.  As at November 30, 2008, $3,080 (2007 - $Nil) of consulting fees are owed to the company. A $5,000 retainer was paid to the company owned and controlled by the Chief Executive Officer.  Upon the acquisition of REX, a success fee consisting of 4,534 common shares is due for services rendered through November 30, 2008.

b)
During the year ended November 30, 2008, the Company incurred $48,000 (2007 - $48,000) in consulting fees to the former President of the Company. As at November 30, 2008, $4,000 (2007 - $Nil) in consulting fees are owed to the former President of the Company.

c)	As at November 30, 2008, accounts payable includes $3,125 (2007 - $3,125) owing to a former director for expenses incurred on the Company’s behalf.

d)
During the year ended November 30, 2006, the Company received an advance of $50,000 from a director.  The amount is supported by a promissory note, bears interest at 12% per annum and matured October 18, 2007. On November 8, 2007, the Company entered into an agreement to extend the loan to October 18, 2008. On March 18, 2008, the Company repaid the director $58,500, representing the total principal and accrued interest as of the repayment date.  Interest of $nil was accrued as at November 30, 2008 (2007 - $6,707).

8.     Promissory Notes Payable

a)	On October 27, 2008, the Company entered into a promissory note with a third party for $140,000, which is due on demand and bears interest at 5% per annum, payable on demand.

b)
On February 15, 2007, the Company entered into a promissory note with a third party for $50,000, which is due on demand and bears interest at 8% per annum. Interest is payable annually due on or before February 14 of each year. Interest due on February 14, 2008 was not paid and remains in Accrued liabilities with interest accrued through November 30, 2008.

c)	On November 20, 2006, the Company entered into a promissory note with a third party for $100,000, which is due on demand and bears interest at 8% per annum, payable on demand.

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2008
Expressed in US Dollars

9.     Convertible Debentures

a)
On April 10, 2007, the Company issued a 6% convertible debenture with a principal amount of $200,000 which was due and payable on December 31, 2008.  On December 18, 2008, the maturity date was extended to December 31, 2010.  Refer to Note 13(b). Interest is payable semi-annually beginning on September 30, 2007, and thereafter on March 31st and September 30th of each year, payable at the option of the Company in cash or shares. As at November 30, 2008, the Company had not made any interest payments and pursuant to the debenture has accrued default interest of 8% since September 30, 2007. The principal and accrued interest on the debenture may be converted at any time into shares of the Company’s common stock at a price of $0.25 per share, at the option of the holder.

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $80,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible debenture. The Company records accretion expense over the term of the convertible debenture up to its face value of $200,000. As at November 30, 2008, $76,070 has been accreted increasing the carrying value of the convertible debenture to $196,070.

b)
On May 2, 2007, the Company issued a 6% convertible debenture with a principal amount of $125,000 which was due and payable on December 31, 2008. On December 18, 2008, the maturity date was extended to December 31, 2010.  Refer to Note 13(b).  Interest is payable semi-annually beginning on September 30, 2007, and thereafter on March 31st and September 30th of each year, payable at the option of the Company in cash or shares. As at November 30, 2008, the Company had not made any interest payments and pursuant to the debenture has accrued default interest of 8% since September 30, 2007. The principal and accrued interest on the debenture may be converted at any time into shares of the Company’s common stock at a price of $0.25 per share, at the option of the holder.

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $50,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible debentures. The Company records accretion expense over the term of the convertible debenture up to its face value of $125,000. As at November 30, 2008, $47,455 has been accreted increasing the carrying value of the convertible debenture to $122,455.

c)
On November 19, 2007, the Company issued a 6% convertible debenture with a principal amount of $110,000 which was due and payable on December 31, 2008.  On December 18, 2008, the maturity date was extended to December 31, 2010.  Refer to Note 13(b).  Interest is payable semi-annually beginning on May 31, 2008, and thereafter on May 31st and November 30th of each year, payable at the option of the Company in cash or shares. As at November 30, 2008, the Company had not made any interest payments and pursuant to the debenture has accrued default interest of 8% since May 31, 2008. The principal and accrued interest on the debenture may be converted at any time into shares of the Company’s common stock at a price of $0.25 per share, at the option of the holder.

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $44,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible debenture. The Company records accretion expense over the term of the convertible debenture up to its face value of $110,000. As at November 30, 2008, $40,656 has been accreted increasing the carrying value of the convertible debenture to $106,656.

d)
On March 11, 2008, the Company issued a 6% convertible debenture with a principal amount of $150,000 which was due and payable on December 31, 2008. On December 18, 2008, the maturity date was extended to December 31, 2010.  Refer to Note 13(b).  Interest is payable semi-annually beginning on May 31, 2008, and thereafter on May 31st and November 30th of each year, payable at the option of the Company in cash or shares. As at November 30, 2008, the Company had not made any interest payments and pursuant to the debenture has accrued default interest of 8% since May 31, 2008. The principal and accrued interest on the debenture may be converted at any time into shares of the Company’s common stock at a price of $0.25 per share, at the option of the holder.

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2008
Expressed in US Dollars

9.     Convertible Debentures (continued)

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $60,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible debenture. The Company records accretion expense over the term of the convertible debenture up to its face value of $150,000. As at November 30, 2008, $53,695 has been accreted increasing the carrying value of the convertible debenture to $143,695.

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

11.   Commitments

a)
On September 16, 2008, the Company signed a term sheet (The Term Sheet) that sets forth the principal terms upon which the Company will enter into a definitive agreement (the “Definitive Agreement”) to acquire Royalty Exploration (“REX Acquisition”) and commence a concurrent financing of $40,000,000. Royalty Exploration (REX) has entered into an agreement to acquire substantially all of the assets of a business unit of a large research and development and manufacturing company engaged in the business of providing exploration and environmental surveys to resource companies for a purchase price of $40,000,000, of which $30,000,000 is due at closing and the balance is payable by issuing a promissory note. The Term Sheet is non-binding, except for customary binding provisions.

The Company intends to use commercially reasonable efforts to commence a financing to raise $40,000,000 by issuing securities (the “Placement”) to fund the REX Acquisition and general working capital requirements of the combined company. The Company, at its option, may raise such financing through mezzanine debt financing, which may be satisfied by a subsequent placement of issuing the Company’s securities.

The Company proposes to enter into a Definitive Agreement under which the Company will acquire all of the issued and outstanding equity of REX by issuing shares of the Company’s common stock (“Consideration Shares”) to the equity holders of REX (“REX Unitholders”) equal to 50% of the issued an outstanding voting stock of the Company after giving effect to the Placement and the REX acquisition.

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

On November 12, 2008, the Company amended the term sheet to extend the closing date of the transaction from December 31, 2008 to June 30, 2009 and to waive the ability to terminate the term sheet for failure to provide evidence of financial commitments on or before October 31, 2008.  Effective October 31, 2008, the Company’s obligations to advance funds to REX were suspended unless previously approved by the Company.

b)
On September 12, 2008, the Company entered into an engagement letter with the Company’s Chief Executive Officer to provide management services in consideration for fees based upon time expended, with a designated portion payable in cash. The amount not paid in cash invoice will be satisfied as a success fee upon consummation of the REX acquisition by issuance of shares of the Company’s common stock at a deemed price of $1.00 per share, thereafter payable and issued quarterly against an invoice for management services rendered for the preceding quarter. Refer to Note 7.

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2008
Expressed in US Dollars

12.    Income Taxes
The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense differs from the amount that would result from applying the U.S federal and state income tax rates to earnings before income taxes. The Company has a net operating loss carryforward of approximately $1,070,400 available to offset taxable income in future years which expire through fiscal 2028. Pursuant to SFAS 109, the potential benefit of the net operating loss carryforward has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	November 30, 2008 $	November 30, 2007 $

Income tax recovery at statutory rate	$181,200	$200,800

Accretion on convertible debentures	(59,400)	(16,900)

Valuation allowance change	(121,800)	(183,900)

Provision for income taxes	$–	$–

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of deferred income tax assets and liabilities at November 30, 2008 are as follows:

	November 30, 2008 $	November 30, 2007 $

Net operating loss carryforward	$374,600	$252,800

Valuation allowance	(374,600)	(252,800)

Net deferred income tax asset	$–	$–

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

13.    Subsequent Events

a)	On December 19, 2008, the Company borrowed $50,000 as a promissory note payable with an unrelated third party, which bears interest at 5% per annum. Interest and principal are due on demand.

b)
On December 18, 2008, the Company entered into amendments to the convertible debentures described in Note 9. Pursuant to the amendments the maturity dates of the notes were extended from December 31, 2008 to December 31, 2010 (Note 9).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between the Company and its accountants regarding any matter or accounting principles or practice or financial statement disclosures.  The Company changed its accountants in March 2007 as disclosed in Form 8-K filed with the SEC on March 1, 2007.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision of, and with the participation of, the Company’s management, including the Chief Executive Officer / Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) of the Securities and Exchange Act of 1934, as amended).  Based on that evaluation, the Chief Executive Officer / Chief Financial Officer has concluded that as of the end of the period covered by this report, due to material weaknesses in internal controls over financial reporting described below, the Company’s disclosure controls and procedures were not adequately designed and were not effective in ensuring that information required to be disclosed by the Company in its reports that it files or submits to the SEC under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in applicable rules and forms.

Our Chief Executive Officer / Chief Financial Officer has also determined that, due to material weaknesses in internal controls over financial reporting described below, the disclosure controls and procedures are not effective to ensure that material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including the Company’s Chief Executive / Chief Financial Officer, to allow for accurate required disclosure to be made on a timely basis.

Through the year ended November 30, 2008, and to the present, we have engaged legal counsel who is experienced and qualified to practice before the Security and Exchange Commission, who actively reviewed company events and major transactions to advise management on appropriate disclosure of those events and transactions. Additionally, the Company entered into an agreement with Ted R. Sharp, CPA, an experienced CFO of publicly-traded companies, to serve as CEO and CFO of the Company, Company filings with the SEC are reviewed by the Board of Directors, our management, and our SEC legal firm for proper and complete disclosure.  Management believes that appropriate improvements in controls over financial reporting in the future will improve the results of its evaluation of disclosure controls.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer / Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.  Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – “Integrated Framework.”  Management, under the supervision and with the participation of the Company’s Chief Executive Officer / Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2008 and concluded that it is ineffective in assuring that the financial reports of the Company are free from material errors or misstatements.

Management has identified three areas that contain material weaknesses and is evaluating appropriate action to remedy and remove those weaknesses in its internal controls over financial reporting:
•
Lack of segregation of duties of functions that contribute to the financial reporting processes. Due to the size of the Company and the associated limitations of staffing, segregation of duties issues exist in the assignment of conflicting tasks.  Management has segregated critical tasks related to cash to the extent possible; however, these conflicts may not be avoidable without adding additional manpower, which is not economically possible at this time. The Company is evaluating application of additional detective controls to mitigate this weakness.

•
General journal entries made during the audit.  While not large in dollar amount, these audit entries were material to the Company’s financial statements due to the very small size of the Company, and indicate that additional controls are needed to ascertain that all material transactions are posted to the Company’s financial records on a complete and timely basis. Management is evaluating application of additional detective controls in the financial reporting process.

•
Lack of an independent board of directors, including an independent financial expert.  With the consummation of the REX acquisition, the Company anticipates expanding the board of directors to include a financial expert and independent directors.  The current board is composed of two members who are not independent.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in internal controls over financial reporting

During the period covered by this report, there have been changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. On September 12, 2008, we entered into a contract with Sharp Executive Associates, Inc.,  under which that firm would provide management and accounting services through its principal, Ted R. Sharp, CPA and additional professional and clerical staff as assigned.  Mr. Sharp assumed responsibilities as the Company’s Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director. Mr. Sharp has 27 years of experience in accounting, with more than 15 years as an executive of publicly-traded companies. Concurrent with that contractual arrangement, Dr. John Veltheer resigned from his corporate officer positions, except that he remains on the Board of Directors.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to our current directors, executive officers and key employees. The term for each director expires at our next annual meeting or until his or her successor is appointed. The ages of the directors, executive officers and key employees are shown as of November 30, 2008.

Name, Current Office	Principal Occupation	Director/Officer Since	Age

Ted R. Sharp, CPA Chief Executive Officer Chief Financial Officer, President, Secretary, Treasurer and Director	Strategy Consultant	September 12, 2008	52

Dr. John Veltheer, Director	Strategy Consultant	September 26, 2006	43

Ted R. Sharp, Principal Executive Officer and Principal Financial Officer:

We entered into a written Independent Contractor Agreement, effective September 12, 2008, with Sharp Executive Associates, Inc., and the owner of that firm, Ted R. Sharp CPA, for Mr. Sharp to act as a Management Consultant to serve as Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director and to provide through his extended staff and firm all services typical of a Strategy Consultant and accounting department for a small company.

Since February 2006, Mr. Sharp serves as Chief Financial Officer under a part-time management contract for Chief Financial Officer of Goldrich Mining Company, a mineral exploration company (OTCBB:GRMC).  Since November 2006, he also serves as Chief Financial Officer and Director under a part-time management contract for Commodore Applied Technologies, Inc., an environmental remediation company (OTCBB:CXIA).  In December 2002, Mr. Sharp founded Sharp Executive Associates, Inc., a consulting firm providing contract CFO services, Sarbanes-Oxley compliance services and other contract services to both privately-held and publicly-traded companies. From February 1989 through March 2003, Mr. Sharp served in executive management positions for Key Technology, Inc., a manufacturer of commercial goods (NASDAQ: KTEC).  Those positions included Corporate Controller, Managing Director of European Operations and Chief Financial Officer.

We have agreed to pay Sharp Executive Associates, Inc. contracted hourly rates ranging from $200 per hour to $25 per hour, with half of the fee accrued payable in common stock upon the close of the REX acquisition, for Mr. Sharp, our sole officer, and others on his staff in consideration of management consulting, accounting and other services provided to the Company. Mr. Sharp does not receive any salary in his capacity as an officer or director of the Company.

Dr. John Veltheer

On September 12, 2008, Dr. Veltheer resigned his positions as our Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer, to which he was appointed September 26, 2006.  He remains on our Board of Directors. Dr. Veltheer has had experience at the executive level of a number of public and private companies over the past nine years, including both established businesses and start-up ventures. From 1999 to 2000, Dr. Veltheer was president and director of SUMmedia.com Inc. (OTCCB:ISUM), a U.S. reporting company where, in addition to significant fundraising, he oversaw the running of one of the Internet’s first eCoupon portals. From 2002 to 2003, Dr. Veltheer was the president and a director of Rapidtron, Inc. (OTCBB:RPDT), a U.S. reporting company and a leading provider of Radio Frequency Smart access control and ticketing/membership systems, where he was responsible for SEC compliance and corporate governance. From 2003 to 2005, Dr. Veltheer was vice-president, business development and later chief operating officer and director of House of Brussels Chocolates, Inc. (OTCBB:HBSL), a U.S. reporting company whose primary business is gourmet chocolate wholesaling. From 2005 to September 2006, Dr. Veltheer was president and director of SES Solar Inc. (OTCBB:SESI), a U.S. reporting company, where he managed a business combination with a Swiss Solar Energy concern and associated fundraising. Dr. Veltheer remains a director of SES Solar Inc. Dr. Veltheer is currently the chief executive officer, secretary, treasurer and a director of Vecten Corporation, a startup private equity fund. Dr. Veltheer continues to serve as the president and a director of Iridium Capital Inc., a private Canadian company that provides its clients with start-up consulting services. Dr. Veltheer received his B.Sc. Chemistry (Honours) from Queen’s University in 1988 and his Ph.D. (Chemistry) from the University of British Columbia in 1993.

Dr. John Veltheer provides management consulting to the Company on a contract basis. We have agreed to pay Dr. Veltheer $4,000 per month in consideration of management consulting provided to the Company. Dr. Veltheer does not receive any salary in his capacity as an officer or director of the Company.

Significant Employees

Neither Mr. Sharp nor Dr. Veltheer has formal training as a geologist or in the technical aspects of a mineral exploration company. Accordingly, we will have to rely on the technical services of others to advise us on the managerial aspects specifically associated with a mineral exploration company. We rely on our independent geological consultant, Mr. Timmins, to make recommendations to us on work programs on our property, to hire appropriately skilled persons on a contract basis to complete work programs and to supervise, review, and report on such programs to us.

Code of Ethics

We have adopted a Code of Ethics applicable to our officers and directors which is a “code of ethics” as defined by applicable rules of the SEC.  Our Code of Ethics was attached as an exhibit to our Annual Report filed on February 28, 2007.  A copy of such Code of Ethics will be provided to any person without charge upon written request sent to the Company at its principal address.

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

To our knowledge, based solely on our review of the copies of the Section 16(a) reports furnished to us, all Section 16(a) filing requirements applicable to our directors, executive officers and holders of more than 10% of any class of our registered securities were timely complied with during the year ended November 30, 2008.

ITEM 11.     EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

We have no fulltime employees, including our executive officers. Our business is currently very small and does not require the services of full-time persons to execute our corporate strategies. Engaging professional consultants under part-time contracts allows us to conserve our limited cash resources while applying appropriate resources to technical and executive tasks. Our executives have been engaged and compensated as independent contractors to provide services similar to those provided by them to other companies. Additionally, the fees paid to the firm owned by our Chief Executive Officer / Chief Financial Officer, Ted R. Sharp, is at reduced rates from market rates, with a success fee to be paid in common stock upon the successful close of the REX acquisition. That contract also provides the ability to utilize other members of his consulting firm without entering into employment arrangements with each one.  This compensation structure not only allows us to conserve cash for Mr. Sharp’s professional services, it also provides him incentive to close that strategic transaction.  As we are successful in our growth strategies, our employment practices will change to more traditional employer/employee relationships as appropriate.

Summary Compensation Table

A summary of cash and other compensation paid to our executive officers and directors for the fiscal years ended November 30, 2008 and 2007 is as follows:

Name and Principal Position	Year Ending November 30	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Comp.	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Ted R. Sharp (1) Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director	2008 2007	-	-	-	-	-	-	$9,089 0	$9,089 0

Dr. John Veltheer (2) Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director	2008 2007	-	-	-	-	-	-	$48,000 $48,000	$48,000 $48,000

(1)	Mr. Sharp was appointed to these positions on September 12, 2008. Amounts paid includes $3,080 due in cash and $2,367 of fair value of stock issuable as of November 30, 2008.
(2)
Dr. Veltheer resigned all positions except Director on September 12, 2008.  He continues to provide consulting services under contract through and beyond the year ended November 30, 2008 for which he is paid $4,000 per month.

Our contract with Ted R. Sharp and his firm Sharp Executive Associates, Inc. provides for 50% of the fees charged to be paid in the form of common stock, contingent upon the successful close of the REX acquisition.  Such stock is issued at a deemed price of $1.00 per share payable and issued quarterly against an invoice for services rendered for the preceding quarter.  Upon the acquisition of REX, a success fee consisting of 4,534 common shares is due for services rendered during the year ended November 30, 2008.

The Company has no equity or incentive plan under which shares of company stock may be issued to officers, directors, employees or other interests.

Director Compensation

We do not pay any compensation to Dr. John Veltheer or Ted R. Sharp for serving on our board of directors.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

On September 12, 2008, we entered into a engagement letter agreement with Sharp Executive Associates, Inc., a management consulting firm owned by Ted R. Sharp, CPA, under which Mr. Sharp would serve as Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director.  In general, that agreement provides for hourly compensation for services rendered by Mr. Sharp or members of his staff at rates ranging from $200 per hour to $25 per hour, with 50% of the fee payable in the form of common stock upon the successful closing of the REX acquisition.  The consulting agreement has been filed with the SEC on Form 8-K dated September 14, 2008.

On September 12, 2008, concurrent with the engagement of Mr. Sharp and his firm, Dr. Veltheer resigned all positions except Director.  He continues to provide consulting services under contract through and beyond the year ended November 30, 2008 for which he is paid $4,000 per month.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information as of February 27, 2009 regarding the ownership of our common stock by:

•  each person who is known by us to own more than 5% of our shares of common stock; and
•  each named executive officer, each director and all of our directors and executive officers as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 60,733,335 shares of common stock outstanding as of February 27, 2009.

Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. Shares subject to options that are exercisable within 60 days following February 27, 2009 are deemed to be outstanding and beneficially owned by the optionee for the purpose of computing share and percentage ownership of that optionee but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

Officers, Directors and Principal Stockholders

Name and Address of Beneficial Owner
Name/Position Officers and Directors	Address	Number of Shares	Percentage of Issued and Outstanding

Ted R. Sharp, CPA Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director	714 Whisperwood Ct. Nampa, ID 83686	0	0%

Dr. John Veltheer Former Chief Executive Officer, Former Chief Financial Officer, Former President, Former Secretary, Former Treasurer and Director	2957 West 21st Avenue Vancouver, B.C. V6L 1K7 Canada	30,000,000	49.4%

Officers and Directors as a Group		30,000,000	49.4%

We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in our control.

We are not, to the best of our knowledge, directly or indirectly owned or controlled by another corporation or foreign government.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than noted in this section:

•	any of our directors or officers;
•	any person proposed as a nominee for election as a director;
•	any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding share of common stock;
•	any of our promoters;
•	any relative or spouse of any of the foregoing persons who has the same home address as such person.

On September 12, 2008, Company entered into an engagement letter with Ted R. Sharp, the Chief Executive Officer of the Company, as described earlier.  Pursuant to the agreement, the Company incurred $4,555 (2007 - $Nil) in consulting fees to a company owned and controlled by the Chief Executive Officer of the Company during the year ended November 30, 2008.  As at November 30, 2008, $3,080 (2007 - $Nil) of consulting fees are owed to Mr. Sharp’s company. A $5,000 retainer was paid to the company owned and controlled by the Chief Executive Officer.  Upon the acquisition of REX, a success fee consisting of 4,534 common shares is due for services rendered during the year ended November 30, 2008.

During the year ended November 30, 2008, the Company incurred $48,000 (2007 - $48,000) in consulting fees to Dr. John Veltheer, a director and the former President of the Company. As at November 30, 2008, $4,000 (2007 - $Nil) in consulting fees are owed to Mr. Veltheer.

As at November 30, 2008, accounts payable includes $3,125 (2007 - $3,125) owing to a former director for expenses incurred on the Company’s behalf.

During the year ended November 30, 2006, the Company received an advance of $50,000 from Mr. Veltheer, a director.  The amount is supported by a promissory note, bears interest at 12% per annum and matured October 18, 2007. On November 8, 2007, the Company entered into an agreement to extend the loan to October 18, 2008. On March 18, 2008, the Company repaid the director $58,500, representing the total principal and accrued interest as of the repayment date.  Interest of $nil was accrued as at November 30, 2008 (2007 - $6,707).

Director Independence

There are no independent directors on the Board of Directors of the Company.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual financial statements for the periods from November 30, 2007 to November 30, 2008 and from November 30, 2006 to November 30, 2007 and reviews of the consolidated financial statements included in the Company’s Forms 10-Q or 10-QSB for the periods from November 30, 2007 to November 30, 2008 and from November 30, 2006 to November 30, 2007, were $23,675 and $9,000, respectively.

Audit-Related Fees

The aggregate fees billed by the Company's auditors for any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees” above for the periods November 30, 2007 to November 30, 2008 and from November 30, 2006 to November 30, 2007, were $nil and $nil, respectively.

Tax Fees

The aggregate fees billed by the Company’s auditors for professional services for tax compliance, tax advice, and tax planning for the periods from November 30, 2007 to November 30, 2008 and from November 30, 2006 to November 30, 2007, were $nil and $nil, respectively.

All Other Fees

The aggregate fees billed by the Company’s auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, for the periods from November 30, 2007 to November 30, 2008 and from November 30, 2006 to November 30, 2007, were $nil and $nil, respectively.

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT	DESCRIPTION

3.1	Articles of Incorporation(1)
3.2	Bylaws, as amended(1)
3.3	Articles of Incorporation, as amended(2)
4.1	Form of Share Certificate(1)
10.1	Mineral Claim Purchase Agreement, dated November 2, 2001, between Glen MacDonald and Texada Ventures Inc.(1)
10.2	Loan Agreement, dated October 18, 2006, between Dr. John Veltheer and Texada Ventures Inc.(3)
10.3	Letter Agreement, dated November 9, 2006, between Texada Ventures Inc. and Link Investment Holdings, S.A.(4)
10.4	Promissory Note issued by Texada Ventures Inc. to IFG Trust Services, Inc. on February 15, 2007(7)
10.5	Term Sheet Agreement, dated March 21, 2007, between Texada Ventures Inc. and Anglo Energy Refining Corp.(8)
10.6	Assignment Agreement, dated April 5, 2007, between Texada Ventures Inc. and Anglo Energy Refining Corp.(9)
10.7	Loan Extension Agreement, dated November 8, 2007, between Texada Ventures Inc. and Dr. John Veltheer(10)
10.8	Assignment Agreement, effective November 8, 2007, between Texada Ventures Inc. and Anglo Energy Refining Corp.(10)
10.9	Engagement Letter agreement, dated September 12, 2008, between Texada Ventures Inc. and Sharp Executive Associates, Inc. (12)
14.1	Code of Ethics(5)
16.1	Letter from Telford Sadovnick, P.L.L.C. regarding change in certifying accountant(11)
23.1	Consent of W. G. Timmons
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Share Purchase Agreement, dated September 25, 2006, between Marc Branson and Dr. John Veltheer (6)

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on April 15, 2003, as amended.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 21, 2006.
(3)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on October 20, 2006.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 11, 2006
(5)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on March 9, 2006.
(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 29, 2006
(7)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on February 28, 2007
(8)	Filed with the SEC as an exhibit to our Current Report on 8-K filed on March 23, 2007
(9)	Filed with the SEC as an exhibit to our Current Report on 8-K filed on April 11, 2007
(10)	Filed with the SEC as an exhibit to our Current Report on 8-K filed on November 13, 2007
(11)	Filed with the SEC as an exhibit to our Current Report on 8-K filed on March 5, 2007
(12)	Filed with the SEC as an exhibit to our Current Report on 8-K filed on September 14, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXADA VENTURES INC.

Date: February 27, 2009	/s/ Ted R. Sharp
Ted R. Sharp, Chief Executive Officer, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934,  this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ted R. Sharp	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)	February 27, 2009
Ted R. Sharp

/s/ John Veltheer	Director	February 27, 2009
Dr. John Veltheer