Form 10-Q
period 2009-02-28
TEXADA VENTURES INC
filed 2009-04-14
CIK 1174907

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28,2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [X]   Yes   [  ]  No

Indicate by check mark whether the Registrant is  [  ]  a large accelerated filer, [  ]  an accelerated file, [  ]  a non-accelerated filer, or  [X]  a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
[  ]  Yes    [X]   No

Number of shares of issuer’s common stock outstanding as of April 13, 2009:      24,293,334

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended February 28, 2009 are not necessarily indicative of the results that can be expected for the year ending November 30, 2009.

As used in this Quarterly Report, the terms "we", "us", "our", “the Company” and “Texada” mean Texada Ventures Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Texada Ventures Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	February 28, 2009	November 30, 2008
	(unaudited)
ASSETS

Current Assets

Cash	$10,245	$3,352
Note receivable (Note 4)	83,284	83,284
Prepaid expenses and deposits	10,000	5,120

Total Current Assets	103,529	91,756

Total Assets	$103,529	$91,756

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable (Note 6(c))	$87,362	$72,296
Accrued liabilities (Note 5)	104,045	79,915
Due to related parties (Notes 6(a) and (b))	15,820	7,080
Promissory notes payable (Note 7)	340,000	290,000
Convertible debentures, less unamortized discount of $16,124 (Note 8)	–	568,876

Total Current Liabilities	547,227	1,018,167

Convertible debentures, less unamortized discount of $6,745 (Note 8)	578,255	–

Total Liabilities	1,125,482	1,018,167

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 11)
Subsequent Events (Note 13)

Stockholders’ Deficit

Preferred shares, 100,000,000 shares authorized, $0.001 par value; None issued and outstanding	–	–

Common shares, 200,000,000 shares authorized, $0.001 par value; 24,293,334 shares issued and outstanding	24,293	24,293

Additional paid-in capital	340,107	340,107

Deficit accumulated during the exploration stage	(1,386,353)	(1,290,811)

Total Stockholders’ Deficit	(1,021,953)	(926,411)

Total Liabilities and Stockholders’ Deficit	$103,529	$91,756

(The accompanying notes are an integral part of these financial statements)

Texada Ventures Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

	Accumulated from
	October 17, 2001 (Date of Inception)	For the Three months Ended	For the Three months Ended
	to February 28,	February 28,	February 29,
	2009	2009	2008

Revenue	$–	$–	$–

Operating Expenses

Amortization	798	–	–
Consulting (Notes 6(a) and (b))	125,829	19,275	12,000
Exploration costs	20,091	–	–
General and administrative	463,915	50,530	37,995
Gain on foreign exchange	(9,429)	(365)	2,312
Mineral property costs	3,747	–	–

Total Operating Expenses	604,951	69,440	52,307

Loss from Operations	(604,951)	(69,440)	(52,307)

Other Income (Expense)

Accretion of discount on convertible debentures	(227,255)	(9,379)	(28,822)
Interest income	4,022	–	–
Interest on convertible debentures	(66,566)	(11,552)	(6,490)
Interest on promissory notes	(29,231)	(5,171)	(2,974)
Interest on related party loans	(8,500)	–	(1,496)
Loss on disposal of equipment	(2,075)	–	–
Loss on write down of note receivable	(86,797)	–	–
Loss on write down of oil and gas deposit	(365,000)	–	–

Total Other Income (Expense)	(781,402)	(26,102)	(39,782)

Net Loss	$(1,386,353)	$(95,542)	$(92,089)

Net Loss Per Share – Basic and Diluted		$–	$–

Weighted Average Shares Outstanding		24,293,334	24,293,334

(The accompanying notes are an integral part of these financial statements)

Texada Ventures Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	Accumulated from October 17, 2001 (Date of Inception) to November 30, 2008	For the Three months Ended February 28, 2009	For the Three months Ended February 29, 2008

Operating Activities

Net loss	$(1,386,353)	$(95,542)	$(92,089)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of convertible debt discount	227,255	9,379	28,822
Amortization	798	–	–
Loss on disposal of equipment	2,075	–	–
Loss on write down of note receivable	86,797	–	–
Write-off of oil and gas deposit	365,000	–	–

Changes in operating assets and liabilities:
Prepaid expenses	(10,000)	(4,880)	–
Accounts payable and accrued liabilities	191,407	39,196	15,040
Due to related parties	15,820	8,740	33,496

Net Cash Used in Operating Activities	(507,201)	(43,107)	(14,731)

Investing Activities

Acquisition of oil and gas interests	(365,000)	–	(5,000)
Advance of note receivable	(170,081)	–	–
Purchase of equipment	(2,873)	–	–

Net Cash Used In Investing Activities	(537,954)	–	(5,000)

Financing Activities

Advances from related party loan	50,000	–	–
Repayment of related party loan	(50,000)	–	–
Proceeds from convertible debentures	585,000	–	–
Proceeds from promissory notes payable	340,000	50,000	–
Proceeds from issuance of common shares	130,400	–	–

Net Cash Provided by Financing Activities	1,055,400	50,000	–

Increase (Decrease) in Cash	10,245	6,893	(19,731)

Cash - Beginning of Period	–	3,352	20,665

Cash - End of Period	$10,245	$10,245	$934

Supplemental Disclosures
Interest paid	$8,500	$–	$–
Income taxes paid	$–	$–	$–

(The accompanying notes are an integral part of these financial statements)

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2009
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 28, 2009, the Company has a working capital deficit of $443,698 and has accumulated losses of $1,386,353 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As at February 28, 2009, the Company had cash of $10,245 on hand, and for the next twelve months, management anticipates that the minimum cash requirements to fund its proposed exploration program and continued operations will be $500,000. Accordingly, the Company does not have sufficient funds to meet planned expenditures over the next twelve months, and will need to seek additional debt or equity financing to meet its planned expenditures. There is no assurance that the Company will be able to raise sufficient cash to fund its future exploration programs and operational expenditures.

On September 16, 2008, the Company signed a term sheet (the “Term Sheet”) that sets forth the principal terms upon which the Company will enter into a definitive agreement (the “Definitive Agreement”) to acquire Royalty Exploration (the “REX Acquisition”) and commence a concurrent financing of $40,000,000. Royalty Exploration (REX) has entered into an agreement to acquire substantially all of the assets of a business unit of a large research and development and manufacturing company engaged in the business of providing exploration and environmental surveys to resource companies for a purchase price of $40,000,000, of which $30,000,000 is due at closing and the balance is payable by issuing a promissory note. The Term Sheet is non-binding, except for customary binding provisions.  See Note 12 - Subsequent Events for an amendment to the Term Sheet.

2.      Summary of Significant Accounting Policies

a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is November 30.

b)	Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended November 30, 2008, included in the Company’s Annual Report on Form 10-K filed on February 27, 2009 with the SEC.

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2009
(Expressed in US dollars)
(unaudited)

2.      Summary of Significant Accounting Policies (continued)

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at February 28, 2009, and the results of its operations and consolidated cash flows for the three months ended February 28, 2009 and 2008. The results of operations for the three months ended February 28, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

c)	Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

d)	Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to its investment in oil and gas properties, valuation of note receivable, stock-based compensation, and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

e)	Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at February 28, 2009, the Company has 936,000 (February 29, 2008 – 696,000) split-adjusted dilutive securities outstanding.

f)	Mineral Property Costs

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

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2009
(Expressed in US dollars)
(unaudited)

2.      Summary of Significant Accounting Policies (continued)

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2009 and 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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
February 28, 2009
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

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2009
(Expressed in US dollars)
(unaudited)

2.       Summary of Significant Accounting Policies (continued)

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

4.    Note Receivable

The Company provided a note receivable of $83,284 to the Royalty Exploration pursuant to the Term Sheet described in Note 11(a).  The note receivable is due upon the close of the REX acquisition or, if the REX acquisition is not consummated, in 12 equal monthly installments after the termination of the Term Sheet.  The receivable is unsecured and does not accrue interest.

5.    Accrued Liabilities

Accrued liabilities consist of accrued interest of $95,798 (November 30, 2008 - $79,075) on the convertible debentures and promissory notes payable and accrued liabilities for services of $8,247 (November 30, 2008 - $840).

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2009
(Expressed in US dollars)
(unaudited)

6.    Related Party Transactions

a)
On September 12, 2008, Company entered into an engagement letter with the Chief Executive Officer (“CEO”) of the Company as described in Note 11(b).  Pursuant to the agreement the Company incurred $7,275 (2008 - $Nil) in consulting fees to a company owned and controlled by the CEO of the Company during the three month period ended February 28, 2009 and February 29, 2008.  A $10,000 retainer was paid to the company owned and controlled by the CEO.  As at February 28, 2009, $7,820 (November 30, 2008 - $3,080) in consulting fees are owed to the CEO.  Upon the acquisition of REX, a success fee consisting of 4,713 split adjusted common shares is due for services rendered through February 28, 2009.

b)
During the three months ended February 28, 2009, the Company incurred $12,000 (2008 - $12,000) in consulting fees to the former President of the Company. As at February 28, 2009, $8,000 (November 30, 2008 - $4,000) in consulting fees are owed to the former President of the Company.

c)	As at February 28, 2009, accounts payable includes $3,125 (November 30, 2008 - $3,125) owing to a former director for expenses incurred on the Company’s behalf.

d)
The Company neither owns nor leases any real or personal property.  The Chief Financial Officer provides office services without charge.  Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.

7.      Promissory Notes Payable

a)	On December 19, 2008, the Company entered into a promissory note with a third party for $50,000, which is due on demand and bears interest at 5% per annum. Interest and principal are due on demand.

b)	On October 27, 2008, the Company entered into a promissory note with a third party for $140,000, which is due on demand and bears interest at 5% per annum. Interest and principal are due on demand.

c)
On February 15, 2007, the Company entered into a promissory note with a third party for $50,000, which is due on demand and bears interest at 8% per annum. Interest is payable annually due on or before February 14 of each year.  Interest due on February 14, 2009 and 2008 is recorded as accrued interest as of February 28, 2009.

d)	On November 20, 2006, the Company entered into a promissory note with a third party for $100,000, which is due on demand and bears interest at 8% per annum.

8.	Convertible Debentures

a)
On April 10, 2007, the Company issued a 6% convertible debenture with a principal amount of $200,000 which was due and payable on December 31, 2008.  Interest is payable semi-annually beginning on September 30, 2007, and thereafter on March 31st and September 30th of each year, payable at the option of the Company in cash or shares. As at February 28, 2009, the Company had not made any interest payments and pursuant to the debenture has accrued default interest of 8% since September 30, 2007. The principal and accrued interest on the debenture may be converted at any time into shares of the Company’s common stock at a price of $0.625 per share, at the option of the holder.

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $80,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible debenture. The Company records accretion expense over the term of the convertible debenture up to its face value of $200,000. On December 18, 2008, the Company entered into an amendment to the convertible debenture to extend the maturity date of the note from December 31, 2008 to December 31, 2010.  As at December 18, 2008, $78,352 had been accreted increasing the carrying value of the convertible debenture to $198,352. As at December 18, 2008, the Company had accrued interest of $25,151.

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2009
(Expressed in US dollars)
(unaudited)

8.	Convertible Debentures (continued)

Pursuant to EITF 02-4 “Determining Whether a Debtor's Modification or Exchange of Debt Instruments is within the scope of FASB Statement No. 15” and SFAS No. 15 “Accounting by Debtors and Creditors for Troubled Debt Restructuring,” the total future cash flows of the restructured debt was compared with the carrying value of the original debt.  As the total future cash flows of the restructured debt were greater than the carrying value at the date of amendment, the carrying value of the original debt at the date of modification was not adjusted.  Pursuant to SFAS No. 15, a new effective interest rate was computed and used to determine interest expense for the modified debenture. As at February 28, 2009, $78,307 has been accreted increasing the carrying value of the convertible debenture to $198,307. As at February 28, 2009, the Company has accrued interest of $28,307.

b)
On May 2, 2007, the Company issued a 6% convertible debenture with a principal amount of $125,000 which was due and payable on December 31, 2008. Interest is payable semi-annually beginning on September 30, 2007, and thereafter on March 31st and September 30th of each year, payable at the option of the Company in cash or shares. As at February 28, 2009, the Company had not made any interest payments and pursuant to the debenture has accrued default interest of 8% since September 30, 2007. The principal and accrued interest on the debenture may be converted at any time into shares of the Company’s common stock at a price of $0.625 per share, at the option of the holder.

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $50,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible debentures. The Company records accretion expense over the term of the convertible debenture up to its face value of $125,000. On December 18, 2008, the Company entered into an amendment to the convertible debenture to extend the maturity date of the note from December 31, 2008 to December 31, 2010. As at December 18, 2008, $48,933 had been accreted increasing the carrying value of the convertible debenture to $123,933.  As at December 18, 2008, the Company had accrued interest of $15,267.

Pursuant to EITF 02-4 “Determining Whether a Debtor's Modification or Exchange of Debt Instruments is within the scope of FASB Statement No. 15” and SFAS No. 15 “Accounting by Debtors and Creditors for Troubled Debt Restructuring,” the total future cash flows of the restructured debt was compared with the carrying value of the original debt.  As the total future cash flows of the restructured debt were greater than the carrying value at the date of amendment, the carrying value of the original debt at the date of restructuring was not adjusted.  Pursuant to SFAS No. 15, a new effective interest rate was computed and used to determine interest expense for the modified debenture. As at February 28, 2009, $48,907 has been accreted increasing the carrying value of the convertible debenture to $123,907. As at February 28, 2009, the Company has accrued interest of $17,240.

c)
On November 19, 2007, the Company issued a 6% convertible debenture with a principal amount of $110,000 which was due and payable on December 31, 2008.  Interest is payable semi-annually beginning on May 31, 2008, and thereafter on May 31st and November 30th of each year, payable at the option of the Company in cash or shares. As at February 28, 2009, the Company had not made any interest payments and pursuant to the debenture has accrued default interest of 8% since May 31, 2008. The principal and accrued interest on the debenture may be converted at any time into shares of the Company’s common stock at a price of $0.625 per share, at the option of the holder.

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2009
(Expressed in US dollars)
(unaudited)

8.	Convertible Debentures (continued)

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $44,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible debenture. The Company records accretion expense over the term of the convertible debenture up to its face value of $110,000. On December 18, 2008, the Company entered into an amendment to the convertible debenture to extend the maturity date of the note from December 31, 2008 to December 31, 2010.  As at December 18, 2008, $42,598 had been accreted increasing the carrying value of the convertible debenture to $108,598. As at December 18, 2008, the Company had accrued interest of $8,333.

Pursuant to EITF 02-4 “Determining Whether a Debtor's Modification or Exchange of Debt Instruments is within the scope of FASB Statement No. 15” and SFAS No. 15 “Accounting by Debtors and Creditors for Troubled Debt Restructuring,” the total future cash flows of the restructured debt was compared with the carrying value of the original debt.  As the total future cash flows of the restructured debt were greater than the carrying value at the date of amendment, the carrying value of the original debt was not adjusted.  Pursuant to SFAS No. 15, a new effective interest rate was computed and used to determine interest expense for the modified debenture. As at February 28, 2009, $42,610 has been accreted increasing the carrying value of the convertible debenture to $108,610. As at February 28, 2009, the Company has accrued interest of $10,069.

d)
On March 11, 2008, the Company issued a 6% convertible debenture with a principal amount of $150,000 which was due and payable on December 31, 2008.  Interest is payable semi-annually beginning on May 31, 2008, and thereafter on May 31st and November 30th of each year, payable at the option of the Company in cash or shares. As at February 28, 2009, the Company had not made any interest payments and pursuant to the debenture has accrued default interest of 8% since May 31, 2008. The principal and accrued interest on the debenture may be converted at any time into shares of the Company’s common stock at a price of $0.625 per share, at the option of the holder.

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $60,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible debenture. The Company records accretion expense over the term of the convertible debenture up to its face value of $150,000. On December 18, 2008, the Company entered into an amendment to the convertible debenture to extend the maturity date of the note from December 31, 2008 to December 31, 2010.  As at December 18, 2008, $57,356 had been accreted increasing the carrying value of the convertible debenture to $147,356.  As at December 18, 2008, the Company had accrued interest of $8,584.

Pursuant to EITF 02-4 “Determining Whether a Debtor's Modification or Exchange of Debt Instruments is within the scope of FASB Statement No. 15” and SFAS No. 15 “Accounting by Debtors and Creditors for Troubled Debt Restructuring,” the total future cash flows of the restructured debt was compared with the carrying value of the original debt.  As the total future cash flows of the restructured debt were greater than the carrying value at the date of amendment, the carrying value of the original debt was not adjusted.  Pursuant to SFAS No. 15, a new effective interest rate was computed and used to determine interest expense for the modified debenture. As at February 28, 2009, $57,431 has been accreted increasing the carrying value of the convertible debenture to $147,431. As at February 28, 2009, the Company has accrued interest of $10,951.

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2009
(Expressed in US dollars)
(unaudited)

9.    Common Stock

On March 30, 2009, the Company effected a 2.5 to 1 reverse stock split of the authorized, issued and outstanding common stock. As a result, the authorized share capital decreased from 500,000,000 shares of common stock with a par value of $0.001 per share to 200,000,000 shares of common stock with a par value of $0.001 per share. The issued and outstanding shares decreased from 60,733,335 shares of common stock to 24,293,334 shares of common stock. All share amounts have been retroactively adjusted for all periods presented.

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

11.  Commitments

a)
On September 16, 2008, the Company signed a term sheet (The Term Sheet) that sets forth the principal terms upon which the Company will enter into a definitive agreement (the “Definitive Agreement”) to acquire Royalty Exploration (the “REX Acquisition”) and commence a concurrent financing of $40,000,000. Subsequent to the period end the Term Sheet was amended to reduce the concurrent financing to between $10,000,000 and $40,000,000.  Refer to note 12(a).  Royalty Exploration (REX) has entered into an agreement to acquire substantially all of the assets of a business unit of a large research and development and manufacturing company engaged in the business of providing exploration and environmental surveys to resource companies for a purchase price of $40,000,000, of which $30,000,000 is due at closing and the balance is payable by issuing a promissory note. The Term Sheet is non-binding, except for customary binding provisions.

The Company intends to use commercially reasonable efforts to commence a financing to raise between $10,000,000 and $40,000,000 by issuing securities (the “Placement”) to fund the REX Acquisition and general working capital requirements of the combined company following the REX Acquisition. The Company, at its option, may raise such financing through mezzanine debt financing, which may be satisfied by a subsequent placement of issuing the Company’s securities.

The Company proposes to enter into a Definitive Agreement under which the Company will acquire all of the issued and outstanding equity of REX by issuing shares of the Company’s common stock (“Consideration Shares”) to the equity holders of REX (“REX Unitholders”) up to 40% of the issued an outstanding voting stock of the Company after giving effect to the Placement and the REX Acquisition.

The Company has provided funds for the purposes of (i) reimbursing REX for transaction related expenses, (ii) the Company’s transaction related expenses, and (iii) subject to satisfaction of certain conditions, making a cash advance to REX.  REX is required to repay the Company for REX’s transaction related expenses and cash advances on the later of (a) September 30, 2009, (b) closing date of the transaction, or (c) termination of the Term Sheet or, if the transaction does not close, in 12 monthly installments.

The Term Sheet may be terminated by either party if the conditions set forth in the Term Sheet have not been satisfied on or before May 29, 2009. The Term Sheet may be terminated by REX if the Company has not provided to REX satisfactory evidence of financial commitments to raise at least $40,000,000 in the Placement by or before May 15, 2009.

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2009
(Expressed in US dollars)
(unaudited)

11.  Commitments (continued)

On November 12, 2008, the Company amended the term sheet to extend the closing date of the transaction from December 31, 2008 to June 30, 2009 and to waive the ability to terminate the term sheet for failure to provide evidence of financial commitments on or before October 31, 2008.  Effective October 31, 2008, the Company’s obligations to advance funds to REX were suspended unless previously approved by the Company.  Also refer to note 13, Subsequent Events.

b)
On September 12, 2008, the Company entered into an engagement letter with the Company’s Chief Executive Officer to provide management services in consideration for fees based upon time expended, with a designated portion payable in cash. Pursuant to the engagement letter, a retainer of $10,000, to be maintained during the entire service period, was required. The amount not paid in cash per invoice will be satisfied as a success fee upon consummation of the REX Acquisition of Texada and REX by payment of cash or issuance of shares of the Company’s common stock at a deemed price of $2.50 per split-adjusted share, thereafter payable and issued quarterly against an invoice for services rendered for the proceeding quarter. Refer to Note 6(a).

c)
On February 9, 2009, the Company and REX entered into an agreement for corporate and financial advisory services with an agent.  The agreement expires on May 31, 2009, unless the parties mutually agree to renew the agreement.  Pursuant to the agreement, the Company will pay an initial non-refundable work fee of $25,000 which is included in accounts payable at February 28, 2009.  The Company agreed to pay a commission of 8% in cash less the work fee on any equity private placements from investors introduced by the financial advisor.  The Company will also provide a warrant to purchase 8% of the aggregate number of shares or units sold in an offering, exercisable at a price per share equal to the subscription price of the offering for a period of 12 months from the closing.  The warrant contains a forced exercise provision if the Company’s common stock volume weighted average trading price for any five trading day period exceeds 150% of the exercise price.  The Company also agreed to pay a commission of 5% less the work fees on any debt sourced by the financial advisor.  The Company will also pay reasonable expenses incurred behalf in relation to the financial services provided.

12.  Fair Value Measures

SFAS 157 requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS 157 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2009
(Expressed in US dollars)
(unaudited)

12.  Fair Value Measures (continued)

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Our financial instruments consist principally of cash, notes receivable, accounts payable, promissory notes payable and convertibles debentures. We believe that the recorded values of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

13.   Subsequent Events

a)
On March 9, 2009, the Company entered into an Amended and Restated Term Sheet which superseded the term sheet described in Note 11(a) dated September 16, 2008, as amended November 12, 2008, with Royalty Exploration, LLC and its wholly-owned subsidiary, Royalty Exploration Acquisition Co., LLC (collectively, “REX”).  The Amended and Restated Term Sheet is for substantively the same transaction as the superseded term sheet, as amended, except that provision has been made for funding less than $40,000,000 for the REX business combination.

b)
On March 19, 2009, the Company and REX entered into an agreement with an agent for capital funding services for a period from March 19, 2009 to May 31, 2009.  Pursuant to the agreement, the Company agreed to issue 150,000 common shares of the Company (unissued) and to pay a success fee of 7%, inclusive of all fees, in cash of the amount of capital raised.

c)
On March 25, 2009, the Company borrowed $25,000 as a promissory note payable with an unrelated third party, which is due on demand and bears interest at 5% per annum. Interest and principal are due on demand.

d)
On March 30, 2009, the Company effected a 2.5 to 1 reverse stock split of the authorized, issued and outstanding common stock. As a result, the authorized share capital decreased from 500,000,000 shares of common stock with a par value of $0.001 per share to 200,000,000 shares of common stock with a par value of $0.001 per share. The issued and outstanding shares decreased from 60,733,335 shares of common stock to 24,293,334 shares of common stock. All share amounts have been retroactively adjusted for all periods presented.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute “forward-looking statements”. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-K and our Current Reports on Form 8-K.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Texada Ventures Inc. (the “Company”) is engaged in the business of acquisition and exploration of mineral and resource properties.  We were incorporated on October 17, 2001 under the laws of the State of Nevada. Our principal office is located at 11616 E. Montgomery Drive, Suite 54, Spokane Valley, WA 99206. Our phone number is 509-301-6635. Our facsimile number is 509-924-2524.

OUR BUSINESS

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

As a result of our failure to generate substantial revenues since our inception, we have decided to review our initial business plan in order to evaluate the progress of our mining business.  We have not attained profitable operations to date and are dependent upon obtaining financing to pursue our plan of operation.  Following Dr. John Veltheer’s acquisition of 49% of our issued and outstanding shares and his appointment to the board of Texada in October 2006, we have decided to continue to develop our current mining business and to seek other business opportunities.  In accordance with that decision, in September 2008, we appointed Ted R. Sharp as our President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and a member of our Board of Directors. Also in September 2008, we entered into a Term Sheet with Royalty Exploration, LLC for the purchase of that company, which Term Sheet was amended in November 2008 and in March 2009, the Company entered into an Amended and Restated Term Sheet which superseded the term sheet dated September 16, 2008, as amended November 12, 2008, with Royalty Exploration, LLC and its wholly-owned subsidiary, Royalty Exploration Acquisition Co., LLC (collectively, “REX”).  The Amended and Restated Term Sheet is for substantively the same transaction as the superseded term sheet, as amended, except that provision has been made for funding less than $40,000,000 for the REX business combination.

RECENT CORPORATE DEVELOPMENTS

We have experienced the following significant corporate developments since the completion of our fiscal year ended November 30, 2008:

Authorized Shares:

On March 20, 2009, we filed a Certificate of Change Pursuant to NRS 78.209, which decreased the number of shares of common stock from 500,000,000 to 200,000,000 effective March 30, 2009.   Shareholders were deemed to own one share for every 2.5 shares of common stock owned as of the record and effective date of March 30, 2009.  The new CUSIP number for the common stock is 881718 308 and the new symbol is TXVN.

Term Sheet:

On September 16, 2008, we signed a Term Sheet (the “Term Sheet”) that sets forth the principal terms upon which we propose to enter into a definitive agreement (the “Definitive Agreement”) to acquire Royalty Exploration, LLC (“REX”) and commence a concurrent financing of $40,000,000. REX has entered into an agreement to acquire substantially all of the assets of a business unit of a large research and development and manufacturing company engaged in the business of providing exploration and environmental surveys to resource companies for a purchase price of $40,000,000, of which $30,000,000 is due at closing and the balance is payable by issuing a promissory note. The Term Sheet is non-binding, except for customary binding provisions.  The Term Sheet was subsequently amended on November 12, 2008 and amended and restated on March 9, 2009.

We intend to use commercially reasonable efforts to commence a financing to raise between $10,000,000 and $40,000,000 by issuing securities (the “Placement”) to fund the REX acquisition and general working capital requirements of the combined company. We, at our option, may raise such financing through mezzanine debt financing, which may be satisfied by a subsequent placement of issuing our securities.

We propose to enter into a Definitive Agreement under which we will acquire all of the issued and outstanding equity of REX by issuing shares of our common stock (“Consideration Shares”) to the equity holders of REX (“REX Unitholders”) equal up to 40% of our issued and outstanding voting stock after giving effect to the Placement and the REX acquisition.

We have provided funds for the purposes of (i) reimbursing REX for transaction related expenses, (ii) our transaction related expenses, and (iii) subject to satisfaction of certain conditions, making a cash advance to REX.  REX is required to repay us for REX’s transaction related expenses and cash advances on the later of (a) September 30,, 2009, (b) closing date of the transaction, or (c) termination of the Term Sheet or, if the transaction does not close, in 12 monthly installments.

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

On March 9, 2009, the Company entered into an Amended and Restated Term Sheet which superseded the term sheet dated September 16, 2008, as amended November 12, 2008, with Royalty Exploration, LLC and its wholly-owned subsidiary, Royalty Exploration Acquisition Co., LLC (collectively, “REX”).  The Amended and Restated Term Sheet is for substantively the same transaction as the superseded term sheet, as amended, except that provision has been made for funding less than $40,000,000 for the REX business combination.

The significant terms and disclosures of the Term Sheet and its subsequent amendment were reported in Forms 8-K filed with the SEC on September 22, 2008, November 12, 2008, and March 9, 2009, respectively, which are herein incorporated by reference.

The Company has entered into agreements with two agents to assist with the financing required in connection with the REX transaction.

Other Funding and Acquisition Activities:

1.
During the quarter ended February 28, 2009, the Company was successful in obtaining extensions of the four convertible debentures totaling $585,000 until December 31, 2010 under the same terms as original debentures.  This resulted in the debentures being classified as long-term debt for the quarter ended February 28, 2009, whereas at November 30, 2008, they had been classified with current liabilities. At February 28, 2009, the Company had not made any interest payments.  The principal and accrued interest on the Debenture may be converted at any time into shares of the Company’s common stock at a rate of $0.25 per share, at the option of the holder.  If the Company had closed the Anglo agreement, as described below, the debentures would have automatically been converted into common shares of the Company at the rate of $0.25 per share. However, that purchase agreement was abandoned during the quarter ended August 31, 2008.  The Company intends to convert the debentures to common stock as part of the acquisition covered by the recent Term Sheet described in the Recent Corporate Developments section of this filing. The offerings of these debentures were conducted by the Company in a non-brokered private placement to a non-U.S. person outside the United States pursuant to an exemption from registration available under Rule 903 of Regulation S of the Securities Act of 1933, as amended.

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

Corporate Acquisition:

Our entrance into the Term Sheet with REX is a strategic change in direction, and is expected to enable us to diversify into a complementary industry and acquire income-producing assets.  As part of this acquisition, we will be required to raise from $10 million to $40 million of new investment dollars.  As we move through the acquisition process, we will perform appropriate due diligence activities to more fully assure investors of the benefits of this strategic move.  We cannot assure you that our capital raising efforts will be successful given the current state of the financial markets or that we can successfully complete the acquisition of REX.

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

If the full funding of $40,000,000 is achieved and our acquisition of REX is successful, we anticipate that we will require capital for the following over the next twelve months:

Category	Planned Expenditures over the Next Twelve Months (US$)
Acquisition of survey assets	$30,000,000
Acquisition Due Diligence	250,000
Professional Fees	250,000
General and Administrative Expenses	800,000
Budgeted Oil and Gas Drilling and Exploration	3,750,000
Business Transition and Build Out	4,000,000
Funding Working Capital Deficit	800,000
Debt Service Expense	100,000
Mineral Exploration Expenses	50,000
TOTAL 12-MONTH BUDGET	$40,000,000

In relation to the REX acquisition, we will be required to raise between $10,000,000 and $40,000,000 to fund the purchase price and working capital for the combined organization. With success in reaching the full $40,000,000 funding, our total expenditures over the next twelve months are anticipated to be approximately all of the $40,000,000, the majority of which is $30,000,000 in cash required to close the acquisition of REX.  The balance of cash required is to fund legal, accounting, administrative and due diligence expenses associated with our acquisition of REX, business transition and build out costs, payment of our current liabilities, oil and gas drilling and exploration expenses, interest expense and normal general and administrative operating expenses.

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

In the event that we are successful in securing sufficient investment funds to close the REX transaction, the combined management of the organization will then be charged with the task of profitably integrating the operations.  We cannot assure you that the combined management team will be successful in merging and integrating physical facilities, corporate cultures, management teams, employee groups and other factors into a streamlined profitable and smooth running organization.

The Company has issued four separate 6% convertible debentures with principal amounts totaling $585,000 which were due and payable on December 31, 2008.  Each of these convertible debentures has been extended to December 31, 2010. Interest is payable at the option of the Company in cash or shares. As at February 28, 2009, the Company had not made any interest payments and pursuant to the debentures has accrued default interest of 8% since the quarter ended May 31, 2008.  Interest payable has accumulated to a total of $66,566. The principal and accrued interest on the debentures may be converted at any time into shares of the Company’s common stock at a price of

$0.25 per share, at the option of the holder. If the Company had closed the Anglo agreement, the debenture would have automatically converted into common shares of the Company at a price of $0.25 per share.  As part of the financing arrangements required to fund and close the REX transaction, the Company will be required to negotiate with holders of the convertible debentures to convert the debentures and accrued interest into common stock.

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

As of February 28, 2009, we had a working capital deficit of $443,698. We do not expect our business to achieve profitability in the near future as we expect to continue to incur substantial acquisition, development and operating expenses. We will require additional funding to fund our working capital requirements. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or debt to fund our estimated general administration, exploration and other working capital requirements.

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

Critical Accounting Policies

Critical accounting policies, the policies the Company believes are most important to the presentation of its financial statements and require the most difficult, subjective and complex judgments, are outlined below, are also disclosed in the Company’s Form 10-K as filed with the Securities and Exchange Commission on February 27, 2009, and have not changed significantly.

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

Revenue and Expenses

Summary
	Three Months Ended February 28

	2009	2008
Revenue	$-	$-
Operating Expenses	69,440	52,307
Net Income (Loss) From Operations	$(69,440)	$(52,307)

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

The Term Sheet for the acquisition of REX represents our strategy to acquire an operation that will provide revenue streams from continuing operations. After completion of our upcoming due diligence activities we will be able to more clearly ascertain the contributions REX will make to our business, and vice versa, before entering into a definitive purchase agreement for the acquisition of REX.

Summary of Expenses

Our expenses for the three months ended February 28, 2009 and 2008, consisted of the following:

	Three Months Ended February 28
	2009	2008
Expenses (Operating Expenses)
Consulting	$19,275	$12,000
General and administrative	$50,530	$37,995
Loss (gain) on foreign exchange	$(365)	$2,312
Other Income (Expense)
Accretion of discount on convertible debentures	$(9,379)	$(28,882)
Interest income	-	-
Interest on convertible debentures	$(11,552)	$(6,490)
Interest on promissory notes	$(5,171)	$(2,974)
Interest on related party loans	-	$(1,496)
Loss on write down of note receivable	-	-
Loss on write down of oil and gas deposits	-	-

Our operating expenses for the three months ended February 28, 2009 increased from the same period in 2008. The increase in operating expenses is primarily due to an increase in general and administrative expense of $12,535, an increase in consulting of $7,275, and a loss on foreign exchange of $365.  Other income and expense for the three months ended February 28, 2009 decreased by $13,680.

Liquidity and Capital Resources

Working Capital Summary
	At February 28, 2009	At November30, 2008
Current Assets	$103,529	$91,756
Current Liabilities	(547,227)	(1,018,167)
Working Capital (Deficit)	$(443,698)	$(926,411)

Summary of Cash Flows
	3 Months Ended February 28
	2009	2008
Net Cash Used In Operating Activities	$(43,107)	$(14,731)
Net Cash Used In Investing Activities	-	(5,000)
Net Cash Provided By Financing Activities	50,000	-
Net Increase (Decrease) In Cash During Period	$6,893	$(19,731)

As at February 28, 2009, we had a cash balance of $10,245.  The decrease in our working capital deficit at February 28, 2009 from our year ended November 30, 2008 is primarily a result of convertible debentures being classified as a long-term liability in the most recent three month period as the maturity date on these convertible debentures have been extended to December 31, 2010.

Our auditors expressed substantial doubt regarding our ability to continue as a going concern related to our financial statements for the year ended November 30, 2008, and these circumstances have not improved. The factors related to the determination of our ability to continue as a going concern include our working capital deficit, lack of foreseeable revenues from operations, need for additional capital to maintain our interest in the Peek Claims, and need for additional capital to fund our general and administrative requirements. Management’s plan to resolve the going concern uncertainty is to raise additional capital of $10 million to $40 million to acquire REX through debt or equity financing during the next three months. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital, acquire REX and conduct successful exploration activities on its properties and appreciation in the value of exploration properties and assets, specifically the Peek Claims. If the Company is unable to raise additional capital in a timely manner, sufficient to close the REX acquisition, it may be required to sell its Peek Claims or permit such claims to lapse. The Company may be forced to discontinue operations.

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

ITEM 3.        QUALITATIVE AND QUANTITATIVE DISCUSSION ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4T.      CONTROLS AND PROCEDURES

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

Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or 15(d)-15(f)) that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS.

None.

ITEM 1A.       RISK FACTORS.

Not required for smaller reporting companies.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXADA VENTURES INC.

By:	/s/ Ted R. Sharp
TED R. SHARP
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer and
Director
(Principal Executive Officer
and Principal Accounting Officer)

Date:	April 14, 2009