Form 10-Q
period 2009-05-31
TEXADA VENTURES INC
filed 2009-07-15
CIK 1174907

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2009
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [X]   Yes    [  ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[X]   Yes    [  ]  No

Indicate by check mark whether the Registrant is  [  ] a large accelerated filer, [  ] an accelerated file, [  ] a non-accelerated filer, or  [X] a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
[  ]  Yes    [X]  No

Number of shares of issuer’s common stock outstanding as of July 15, 2009:   24,293,334

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION		2

Item 1:	Financial Statements

	Balance Sheets, May 31, 2009 and November 30, 2008	4

	Statements of Operations for the six months and three months ended May 31, 2009 and 2008 and from the date of inception on October 17, 2001 through May 31, 2009	5

	Statements of Cash Flows for the six months ended May 31, 2009 and 2008and from the date of inception on October 17, 2001 through May 31, 2009	6

	Notes to Financial Statements	7

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3:	Qualitative and Quantitative Disclosures About Market Risk	24

Item 4T:	Controls and Procedures	24

PART II – OTHER INFORMATION		25

Item 1:	Legal Proceedings	25

Item 1A:	Risk Factors	25

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3:	Defaults Upon Senior Securities	25

Item 4:	Submission of Matters to a Vote of Security Holders	25

Item 5:	Other Information	25

Item 6:	Exhibits	25

Signatures		26

PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended May 31, 2009 are not necessarily indicative of the results that can be expected for the year ending November 30, 2009.

As used in this Quarterly Report, the terms "we", "us", "our", “the Company” and “Texada” mean Texada Ventures Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Texada Ventures Inc.
(An Exploration Stage Company)

May 31, 2009

Texada Ventures Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	May 31, 2009	November 30,
	(unaudited)	2008
ASSETS

Current Assets

Cash	$2,510	$3,352
Note receivable (Note 4)	93,160	83,284
Prepaid expenses and deposits	10,000	5,120

Total Current Assets	105,670	91,756

Total Assets	$105,670	$91,756

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable (Note 6(c))	$99,425	$72,296
Accrued liabilities (Note 5)	113,242	79,915
Due to related parties (Notes 6(a) and (b))	33,591	7,080
Promissory notes payable (Note 7)	365,000	290,000
Convertible debentures, less unamortized discount of $16,124 (Note 8)	–	568,876

Total Current Liabilities	611,258	1,018,167

Convertible debentures, less unamortized discount of $6,551 (Note 8)	578,449	–

Total Liabilities	1,189,707	1,018,167

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 11)

Stockholders’ Deficit

Preferred shares, 100,000,000 shares authorized, $0.001 par value; None issued and outstanding	–	–

Common shares, 200,000,000 shares authorized, $0.001 par value; 24,293,334 shares issued and outstanding	24,293	24,293

Additional paid-in capital	340,107	340,107

Deficit accumulated during the exploration stage	(1,448,437)	(1,290,811)

Total Stockholders’ Deficit	(1,084,037)	(926,411)

Total Liabilities and Stockholders’ Deficit	$105,670	$91,756

(The accompanying notes are an integral part of these financial statements)

Texada Ventures Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

	Accumulated from October 17, 2001 (Date of Inception)	For the Six months Ended	For the Six months Ended	For the Three months Ended	For the Three months Ended
	to May 31,	May 31,	May 31,	May 31,	May 31,
	2009	2009	2008	2009	2008

Revenue	$–	$–	$–	$–	$–

Operating Expenses

Amortization	798	–	–	–	–
Consulting (Notes 6(a) and (b))	141,169	34,615	24,000	15,340	12,000
Exploration costs	20,091	–	–	–	–
General and administrative	489,254	75,869	65,941	25,339	27,946
Gain on foreign exchange	(5,662)	3,402	3,226	3,767	914
Mineral property costs	3,747	–	–	–	–

Total Operating Expenses	649,397	113,886	93,167	44,446	40,860

Loss from Operations	(649,397)	(113,886)	(93,167)	(44,446)	(40,860)

Other Income (Expense)

Accretion of discount on convertible debentures	(227,449)	(9,573)	(74,436)	(194)	(45,614)
Interest income	4,022	–	–	–	–
Interest on convertible debentures	(78,361)	(23,347)	(21,022)	(11,795)	(14,532)
Interest on promissory notes	(34,880)	(10,820)	(6,017)	(5,649)	(3,043)
Interest on related party loans	(8,500)	–	(1,793)	–	(297)
Loss on disposal of equipment	(2,075)	–	–	–	–
Loss on write down of note receivable	(86,797)	–	–	–	–
Loss on write down of oil and gas deposit	(365,000)	–	–	–	–

Total Other Income (Expense)	(799,040)	(43,740)	(103,268)	(17,638)	(63,486)

Net Loss	$(1,448,437)	$(157,626)	(196,435)	$(62,084)	$(104,346)

Net Loss Per Share – Basic and Diluted		$(0.01)	$(0.01)	$–	$–

Weighted Average Shares Outstanding		24,293,334	24,293,334	24,293,334	24,293,334

(The accompanying notes are an integral part of these financial statements)

Texada Ventures Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	Accumulated from October 17, 2001 (Date of Inception) to May 31, 2008	For the Six months Ended May 31, 2009	For the Six months Ended May 31, 2008

Operating Activities

Net loss	$(1,448,437)	$(157,626)	$(196,435)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of convertible debt discount	227,449	9,573	74,436
Amortization	798	–	–
Loss on disposal of equipment	2,075	–	–
Loss on write down of note receivable	86,797	–	–
Write-off of oil and gas deposit	365,000	–	–

Changes in operating assets and liabilities:
Note receivable	(9,876)	(9,876)	–
Prepaid expenses	(10,000)	(4,880)	–
Accounts payable and accrued liabilities	212,667	60,456	23,871
Due to related parties	33,591	26,511	(6,707)

Net Cash Used in Operating Activities	(539,936)	(75,842)	(104,835)

Investing Activities

Acquisition of oil and gas interests	(365,000)	–	(5,000)
Advance of note receivable	(170,081)	–	–
Purchase of equipment	(2,873)	–	–

Net Cash Used In Investing Activities	(537,954)	–	(5,000)

Financing Activities

Advances from related party loan	50,000	–	–
Repayment of related party loan	(50,000)	–	–
Proceeds from convertible debentures	585,000	–	(50,000)
Proceeds from promissory notes payable	365,000	75,000	150,000
Proceeds from issuance of common shares	130,400	–	–

Net Cash Provided by Financing Activities	1,080,400	75,000	100,000

Increase (Decrease) in Cash	2,510	(842)	(9,835)

Cash - Beginning of Period	–	3,352	20,665

Cash - End of Period	$2,510	$2,510	$10,830

Supplemental Disclosures
Interest paid	$8,500	$–	$8,500
Income taxes paid	$–	$–	$–

(The accompanying notes are an integral part of these financial statements)

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2009
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  As at May 31, 2009, the Company has a working capital deficit of $505,588 and has accumulated losses of $1,448,437 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As at May 31, 2009, the Company had cash of $2,510 on hand, and for the next twelve months, management anticipates that the minimum cash requirements to fund its proposed exploration program and continued operations will be $500,000. Accordingly, the Company does not have sufficient funds to meet planned expenditures over the next twelve months, and will need to seek additional debt or equity financing to meet its planned expenditures. There is no assurance that the Company will be able to raise sufficient cash to fund its future exploration programs and operational expenditures.

On September 16, 2008, the Company signed a term sheet (the “Term Sheet”), as amended on November 12, 2008 and March 9, 2009, that sets forth the principal terms upon which the Company will enter into a definitive agreement (the “Definitive Agreement”) to acquire Royalty Exploration (the “REX Acquisition”) and commence a concurrent financing of $10,000,000 to $40,000,000. Royalty Exploration (REX) has entered into an agreement to acquire substantially all of the assets of a business unit of a large research and development and manufacturing company engaged in the business of providing exploration and environmental surveys to resource companies for a purchase price of $40,000,000, of which up to $30,000,000 is due at closing and the balance is payable by issuing a promissory note. The Term Sheet is non-binding, except for customary binding provisions.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at May 31, 2009, and the results of its operations and consolidated cash flows for the six months ended May 31, 2009 and 2008. The results of operations for the three and six months ended May 31, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

c)	Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2009
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

The Company computes earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at May 31, 2009, the Company has 936,000 (May 31, 2008 –936,000) split-adjusted dilutive securities outstanding.

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
May 31, 2009
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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2009 and 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

j)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

k)	Financial Instruments

SFAS No. 157 “Fair Value Measurements” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 prioritizes the inputs into three levels that may be used to measure fair value:

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

Our financial instruments consist principally of cash, note receivable, accounts payable, amounts due to related parties, promissory notes payable, and convertible debentures. Pursuant to SFAS No. 157, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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
May 31, 2009
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

o)	Adopted Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  SFAS 162 is effective November 15, 2008. The adoption of this statement did not have a material effect on the Company’s financial statements.

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

p)	Recent Accounting Pronouncements

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

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2009
(Expressed in US dollars)
(unaudited)

2.      Summary of Significant Accounting Policies (continued)

p)	Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”.  This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”.  This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In April 2009 the FASB issued FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, or FSP 141R-1. FSP 141R-1 amends the provisions in Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We expect FSP 141R-1 will have an impact on our financial statements, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquired contingencies. The effect of adopting FSP 141R-1 will depend upon the nature, terms and size of any acquired contingencies consummated after the effective date of December 1, 2009.

On April 9, 2009, the FASB issued three FSPs intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and other-than-temporary impairments of securities.

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, “Fair Value Measurements.” FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2.

FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on debt securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4.

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, an entity may early adopt these interim fair value disclosure requirements only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2.

The Company is currently evaluating the impact, if any, that the adoption of these FSPs will have on its financial statements.

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2009
(Expressed in US dollars)
(unaudited)

2.      Summary of Significant Accounting Policies (continued)

p)	Recent Accounting Pronouncements (continued)

On April 13, 2009, the Securities and Exchange Commission’s (“SEC”) Office of the Chief Accountant and Division of Corporation Finance issued SEC Staff Accounting Bulletin 111 (“SAB 111”). SAB 111 amends and replaces SAB Topic 5M, “Miscellaneous Accounting—Other Than Temporary Impairment of Certain Investments in Equity Securities” to reflect FSP FAS 115-2 and FAS 124-2. This FSP provides guidance for assessing whether an impairment of a debt security is other than temporary, as well as how such impairments are presented and disclosed in the financial statements. The amended SAB Topic 5M maintains the prior staff views related to equity securities but has been amended to exclude debt securities from its scope. SAB 111 is effective upon the adoption of FSP FAS 115-2 and FAS 124-2. The Company is currently evaluating the impact, if any, that the adoption of SAB 111 will have on the financial statements of the Company.

3.      Mineral Properties

Pursuant to an agreement dated November 2, 2001, the Company acquired a 100% interest in eight mineral claims located in the Whitehorse Mining District, Yukon Territory, Canada known as the Peek claims for $2,500. The property is being held in trust for the Company by a third party.

4.      Note Receivable

The Company provided a note receivable of $93,160 to the Royalty Exploration pursuant to the Term Sheet described in Note 11(a).  The note receivable is due upon the close of the REX acquisition or, if the REX acquisition is not consummated, in 12 equal monthly installments after the termination of the Term Sheet.  The receivable is unsecured and does not accrue interest.

5.      Accrued Liabilities

Accrued liabilities consist of accrued interest of $113,242 (November 30, 2008 - $79,075) on the convertible debentures and promissory notes payable and accrued liabilities for services of $nil (November 30, 2008 - $840).

6.      Related Party Transactions

a)
On September 12, 2008, Company entered into an engagement letter with the Chief Executive Officer (“CEO”) of the Company as described in Note 11(b).  Pursuant to the agreement the Company incurred $10,616 (2008 - $Nil) in consulting fees to a company owned and controlled by the CEO of the Company during the six month period ended May 31, 2009 and May 31, 2008.  A $10,000 retainer was paid to the company owned and controlled by the CEO.  As at May 31, 2009, $11,161 (November 30, 2008 - $3,080) in consulting fees are owed to the CEO.  Upon the acquisition of REX, a success fee consisting of 11,392 split adjusted common shares is due for services rendered through May 31, 2009.

b)
During the six months ended May 31, 2009, the Company incurred $24,000 (2008 - $24,000) in consulting fees to the former President of the Company. As at May 31, 2009, $20,000 (November 30, 2008 - $4,000) in consulting fees and $2,430 (November 30, 2008 - $nil) of expenditures incurred on behalf of the Company are owed to the former President of the Company.

c)	As at May 31, 2009, accounts payable includes $3,125 (November 30, 2008 - $3,125) owing to a former director for expenses incurred on the Company’s behalf.

d)
The Company neither owns nor leases any real or personal property.  The Chief Financial Officer provides office services without charge.  Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2009
(Expressed in US dollars)
(unaudited)

7.      Promissory Notes Payable

a)	On March 25, 2009, the Company entered into a promissory note with a third party for $25,000, which is due on demand and bears interest at 5% per annum. Interest and principal are due on demand.

b)	On December 19, 2008, the Company entered into a promissory note with a third party for $50,000, which is due on demand and bears interest at 5% per annum. Interest and principal are due on demand.

c)	On October 27, 2008, the Company entered into a promissory note with a third party for $140,000, which is due on demand and bears interest at 5% per annum. Interest and principal are due on demand.

d)
On February 15, 2007, the Company entered into a promissory note with a third party for $50,000, which is due on demand and bears interest at 8% per annum. Interest is payable annually due on or before February 14 of each year.  Interest due on February 14, 2009 and 2008 is recorded as accrued interest as of May 31, 2009.

e)	On November 20, 2006, the Company entered into a promissory note with a third party for $100,000, which is due on demand and bears interest at 8% per annum.

8.      Convertible Debentures

a)
On April 10, 2007, the Company issued a 6% convertible debenture with a principal amount of $200,000 which was due and payable on December 31, 2008.  Interest is payable semi-annually beginning on September 30, 2007, and thereafter on March 31st and September 30th of each year, payable at the option of the Company in cash or shares. As at May 31, 2009, the Company had not made any interest payments and pursuant to the debenture has accrued default interest of 8% since September 30, 2007. The principal and accrued interest on the debenture may be converted at any time into shares of the Company’s common stock at a price of $0.625 per share, at the option of the holder.

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

Pursuant to EITF 02-4 “Determining Whether a Debtor's Modification or Exchange of Debt Instruments is within the scope of FASB Statement No. 15” and SFAS No. 15 “Accounting by Debtors and Creditors for Troubled Debt Restructuring,” the total future cash flows of the restructured debt was compared with the carrying value of the original debt.  As the total future cash flows of the restructured debt were greater than the carrying value at the date of amendment, the carrying value of the original debt at the date of modification was not adjusted.  Pursuant to SFAS No. 15, a new effective interest rate was computed and used to determine interest expense for the modified debenture. As at May 31, 2009, $78,305 has been accreted increasing the carrying value of the convertible debenture to $198,305. As at May 31, 2009, the Company has accrued interest of $32,340.

b)
On May 2, 2007, the Company issued a 6% convertible debenture with a principal amount of $125,000 which was due and payable on December 31, 2008. Interest is payable semi-annually beginning on September 30, 2007, and thereafter on March 31st and September 30th of each year, payable at the option of the Company in cash or shares. As at May 31, 2009, the Company had not made any interest payments and pursuant to the debenture has accrued default interest of 8% since September 30, 2007. The principal and accrued interest on the debenture may be converted at any time into shares of the Company’s common stock at a price of $0.625 per share, at the option of the holder.

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $50,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible debentures. The Company records accretion expense over the term of the convertible debenture up to its face value of $125,000. On December 18, 2008, the Company entered into an amendment to the convertible debenture to extend the maturity date of the note from December 31, 2008 to December 31, 2010. As at December 18, 2008, $48,910 had been accreted increasing the carrying value of the convertible debenture to $123,933.  As at December 18, 2008, the Company had accrued interest of $15,267.

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2009
(Expressed in US dollars)
(unaudited)

8.      Convertible Debentures (continued)

Pursuant to EITF 02-4 “Determining Whether a Debtor's Modification or Exchange of Debt Instruments is within the scope of FASB Statement No. 15” and SFAS No. 15 “Accounting by Debtors and Creditors for Troubled Debt Restructuring,” the total future cash flows of the restructured debt was compared with the carrying value of the original debt.  As the total future cash flows of the restructured debt were greater than the carrying value at the date of amendment, the carrying value of the original debt at the date of restructuring was not adjusted.  Pursuant to SFAS No. 15, a new effective interest rate was computed and used to determine interest expense for the modified debenture. As at May 31, 2009, $48,961 has been accreted increasing the carrying value of the convertible debenture to $123,910. As at May 31, 2009, the Company has accrued interest of $19,760.

c)
On November 19, 2007, the Company issued a 6% convertible debenture with a principal amount of $110,000 which was due and payable on December 31, 2008.  Interest is payable semi-annually beginning on May 31, 2008, and thereafter on May 31st and November 30th of each year, payable at the option of the Company in cash or shares. As at May 31, 2009, the Company had not made any interest payments and pursuant to the debenture has accrued default interest of 8% since May 31, 2008. The principal and accrued interest on the debenture may be converted at any time into shares of the Company’s common stock at a price of $0.625 per share, at the option of the holder.

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

Pursuant to EITF 02-4 “Determining Whether a Debtor's Modification or Exchange of Debt Instruments is within the scope of FASB Statement No. 15” and SFAS No. 15 “Accounting by Debtors and Creditors for Troubled Debt Restructuring,” the total future cash flows of the restructured debt was compared with the carrying value of the original debt.  As the total future cash flows of the restructured debt were greater than the carrying value at the date of amendment, the carrying value of the original debt was not adjusted.  Pursuant to SFAS No. 15, a new effective interest rate was computed and used to determine interest expense for the modified debenture. As at May 31, 2009, $42,659 has been accreted increasing the carrying value of the convertible debenture to $108,659. As at May 31, 2009, the Company has accrued interest of $12,287.

d)
On March 11, 2008, the Company issued a 6% convertible debenture with a principal amount of $150,000 which was due and payable on December 31, 2008.  Interest is payable semi-annually beginning on May 31, 2008, and thereafter on May 31st and November 30th of each year, payable at the option of the Company in cash or shares. As at May 31, 2009, the Company had not made any interest payments and pursuant to the debenture has accrued default interest of 8% since May 31, 2008. The principal and accrued interest on the debenture may be converted at any time into shares of the Company’s common stock at a price of $0.625 per share, at the option of the holder.

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

Pursuant to EITF 02-4 “Determining Whether a Debtor's Modification or Exchange of Debt Instruments is within the scope of FASB Statement No. 15” and SFAS No. 15 “Accounting by Debtors and Creditors for Troubled Debt Restructuring,” the total future cash flows of the restructured debt was compared with the carrying value of the original debt.  As the total future cash flows of the restructured debt were greater than the carrying value at the date of amendment, the carrying value of the original debt was not adjusted.  Pursuant to SFAS No. 15, a new effective interest rate was computed and used to determine interest expense for the modified debenture. As at May 31, 2009, $57,575 has been accreted increasing the carrying value of the convertible debenture to $147,575. As at May 31, 2009, the Company has accrued interest of $13,975.

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2009
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

On March 9, 2009, the Company entered into an Amended and Restated Term Sheet which with Royalty Exploration, LLC and its wholly-owned subsidiary, Royalty Exploration Acquisition Co., LLC.  The Amended and Restated Term Sheet is for substantively the same transaction as the superseded term sheet, as amended, except that provision has been made for funding less than $40,000,000 for the REX business combination.

As at July 14, 2009, the Company is negotiating an extension of the Term Sheet to provide additional time for the Company and its agents to continue to pursue and close on financing commitments.

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2009
(Expressed in US dollars)
(unaudited)

11.   Commitments (continued)

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

c)
On February 9, 2009, the Company and REX entered into an agreement for corporate and financial advisory services with an agent.  The agreement expires on May 31, 2009, unless the parties mutually agree to renew the agreement.  Pursuant to the agreement, the Company will pay an initial non-refundable work fee of $25,000 which is included in accounts payable at May 31, 2009.  The Company agreed to pay a commission of 8% in cash less the work fee on any equity private placements from investors introduced by the financial advisor.  The Company will also provide a warrant to purchase 8% of the aggregate number of shares or units sold in an offering, exercisable at a price per share equal to the subscription price of the offering for a period of 12 months from the closing.  The warrant contains a forced exercise provision if the Company’s common stock volume weighted average trading price for any five trading day period exceeds 150% of the exercise price.  The Company also agreed to pay a commission of 5% less the work fees on any debt sourced by the financial advisor.  The Company will also pay reasonable expenses incurred in relation to the financial services provided.

As at July 14, 2009, the Company is continuing to work with this agent under the continuation terms of the expired agreement to develop, commit and close financing sources introduced during the agency contract period.

d)
On March 19, 2009, the Company and REX entered into an agreement with an agent for capital funding services for a period from March 19, 2009 to May 31, 2009.  Pursuant to the agreement, the Company agreed and to pay a success fee of 7%, inclusive of all fees, in cash of the amount of capital raised and issue 60,000 split-adjusted common shares of the Company (unissued) upon a successful capital funding transaction.

As at July 14, 2009, the Company is continuing to work with this agent under the continuation terms of the expired agreement to develop, commit and close financing sources introduced during the agency contract period.

e)
On June 24, 2009, the Company and REX entered into an agreement with an agent for capital funding services for a period from June 24, 2009 to December 24, 2009.  Pursuant to the agreement, the Company agreed to pay a success fee of 8%, inclusive of all fees, in cash of the amount of capital raised.  The Company will also pay reasonable expenses incurred in relation to the financial services provided.

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

As a result of our failure to generate substantial revenues since our inception, we have decided to review our initial business plan in order to evaluate the progress of our mining business.  We have not attained profitable operations to date and are dependent upon obtaining financing to pursue our plan of operation.  Following Dr. John Veltheer’s acquisition of 49% of our issued and outstanding shares and his appointment to the board of Texada in October 2006, we decided to continue to develop our current mining business and to seek other business opportunities.  In accordance with that decision, in September 2008, we appointed Ted R. Sharp as our President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and a member of our Board of Directors. Also in September 2008, we entered into a Term Sheet with Royalty Exploration, LLC for the purchase of that company, which Term Sheet was amended in November 2008 and in March 2009, the Company entered into an Amended and Restated Term Sheet which superseded the term sheet dated September 16, 2008, as amended November 12, 2008, with Royalty Exploration, LLC and its wholly-owned subsidiary, Royalty Exploration Acquisition Co., LLC (collectively, “REX”).  The Amended and Restated Term Sheet is for substantively the same transaction as the superseded term sheet, as amended, except that provision has been made for funding less than $40,000,000 for the REX business combination.

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

As at July 7, 2009, the Company is negotiating an extension of the Term Sheet to provide additional time for the Company and its agents to continue to pursue and close on financing commitments.

The significant terms and disclosures of the Term Sheet and its subsequent amendment were reported in Forms 8-K filed with the SEC on September 22, 2008, November 12, 2008, and March 9, 2009, respectively, which are herein incorporated by reference.

The Company has entered into agreements with three agents to assist with the financing required in connection with the REX transaction. The Company is also continuing to work with each agent under the continuation terms of two of the agreements that have expired, to develop, commit and close financing sources introduced during the representation contract periods.

Other Funding and Acquisition Activities:

During the quarter ended February 28, 2009, the Company was successful in obtaining extensions of the four convertible debentures totaling $585,000 until December 31, 2010 under the same terms as original debentures.  This resulted in the debentures being classified as long-term debt for the quarter ended May 31, 2009, whereas at November 30, 2008, they had been classified with current liabilities. At May 31, 2009, the Company had not made any interest payments.  The principal and accrued interest on the debenture may be converted at any time into shares of the Company’s common stock at a rate of $0.25 per share, at the option of the holder.  The Company intends to convert the debentures to common stock as part of the acquisition covered by the Term Sheet described in the Recent Corporate Developments section of this filing. The offerings of these debentures were conducted by the Company in a non-brokered private placement to a non-U.S. person outside the United States pursuant to an exemption from registration available under Rule 903 of Regulation S of the Securities Act of 1933, as amended.

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

The Company has issued four separate 6% convertible debentures with principal amounts totaling $585,000 which were due and payable on December 31, 2008.  Each of these convertible debentures has been extended to December 31, 2010. Interest is payable at the option of the Company in cash or shares. As at May 31, 2009, the Company had not made any interest payments and pursuant to the debentures has accrued default interest of 8% since the quarter ended May 31, 2008.  Interest payable has accumulated to a total of $78,361. The principal and accrued interest on the debentures may be converted at any time into shares of the Company’s common stock at a price of $0.25 per share, at the option of the holder. As part of the financing arrangements required to fund and close the REX transaction, the Company will be required to negotiate with holders of the convertible debentures to convert the debentures and accrued interest into common stock.

In the event that we are unsuccessful in our efforts to fund the REX acquisition, we will not have cash sufficient to satisfy the debentures in cash.  We estimate that we would require a minimum of $1.5 million to fund payment of our current and long-term liabilities and the maximum $500,000 pre-acquisition costs that may be paid to REX.  Absent such financing, we may negotiate with the holders of the debentures to extend the due dates, convert them to common stock or modify terms sufficient to remove or delay the requirement to satisfy the obligations with cash.  Should we be unable to reach conversion or modification of the debentures on terms acceptable to us, we may be required to default on the obligations.

We also maintain our position in mining claims in our mineral property referred to as the Peek Claim.  In the event we decide to proceed with Phase IV of our exploration program, which is estimated to cost $120,000, we will need to obtain additional financing of nearly $1,000,000 to fund exploration, operating expenses and working capital deficit.

As of May 31, 2009, we had a working capital deficit of $505,588. We do not expect our business to achieve profitability in the near future as we expect to continue to incur substantial acquisition, development and operating expenses. We will require additional funding to fund our working capital requirements. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or debt to fund our estimated general administration, exploration and other working capital requirements.

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

Revenue and Expenses

Summary
	Three Months Ended May 31		Six Months Ended May 31

	2009	2008	2009	2008
Revenue	-	-	-	-
Operating Expenses	$44,446	$40,860	$113,886	$93,167
Net Income (Loss) From Operations	$(44,446)	$(40,860)	$(113,886)	$(93,167)

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

Summary of Expenses

Our expenses for the three and six months ended May 31, 2009 and 2008, consisted of the following:

	Three Months Ended May 31		Six Months Ended May 31
	2009	2008	2009	2008
Expenses (Operating Expenses)
Consulting	$15,340	$12,000	$34,615	$24,000
General and administrative	$25,339	$27,946	$75,869	$65,941
Loss (gain) on foreign exchange	$3,767	$914	$3,402	$3,226
Other Income (Expense)
Accretion of discount on convertible debentures	$(194)	$(45,614)	$(9.573)	$(74,436)
Interest income	-	-	-	-
Interest on convertible debentures	$(11,795)	$(14,532)	$(23,347)	$(21,022)
Interest on promissory notes	$(5,649)	$(3,043)	$(10,820)	$(6,017)
Interest on related party loans	-	$(297)	-	$(1,793)

Our operating expenses for the six months ended May 31, 2009 increased from the same period in 2008. The increase in operating expenses is primarily due increased costs related to financing efforts for the REX acquisition, which resulted in an increase in general and administrative expense of $9,928, an increase in consulting of $10,615.  Other income and expense for the six months ended May 31, 2009 decreased by $59,528, primarily due to decreased accretion of discounts on the convertible debentures which had their due dates extended in the first fiscal quarter of 2009.

Liquidity and Capital Resources

Working Capital Summary	At May 31, 2009	At November 30, 2008
Current Assets	$105,670	$91,756
Current Liabilities	(611,258)	(1,018,167)
Working Capital (Deficit)	$(505,588)	$(926,411)

Summary of Cash Flows
	Six Months Ended May 31
	2009	2008
Net Cash Used In Operating Activities	$(75,842)	$(104,835)
Net Cash Used In Investing Activities	-	(5,000)
Net Cash Provided By Financing Activities	75,000	100,000
Net Increase (Decrease) In Cash During Period	$(842)	$(9,835)

As at May 31, 2009, we had a cash balance of $2,510 and a working capital deficit of $505,588. The decrease in our working capital deficit at May 31, 2009 from our year ended November 30, 2008 is primarily a result of convertible debentures being classified as a long-term liability in the most recent three and six months as the maturity dates on these convertible debentures have been extended to December 31, 2010.

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

Through the year ended November 30, 2008, and to the present, we have engaged legal counsel who is experienced and qualified to practice before the Securites and Exchange Commission, who actively reviewed Company events and major transactions to advise management on appropriate disclosure of those events and transactions. Additionally, the Company entered into an agreement with Ted R. Sharp, CPA, an experienced CFO of publicly-traded companies, to serve as CEO and CFO of the Company, Company filings with the SEC are reviewed by the Board of Directors, our management, and our SEC legal firm for proper and complete disclosure.  Management believes that appropriate improvements in controls over financial reporting in the future will improve the results of its evaluation of disclosure controls.

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXADA VENTURES INC.

By:	s/ Ted R. Sharp
TED R. SHARP
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer and
Director
(Principal Executive Officer
and Principal Accounting Officer)

Date:	July 15, 2009