Form 10-Q
period 2009-08-31
TEXADA VENTURES INC
filed 2009-10-20
CIK 1174907

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission file number: 000-51563

TEXADA VENTURES INC.
 (Exact Name of Registrant as Specified in its Charter)
NEVADA	98-0374224
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11616 East Montgomery Drive, No. 54
Spokane Valley, Washington	99206
(Address of Principal Executive Offices)	(Zip Code)

(509) 301-6635

(Registrant’s Telephone Number, including Area Code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [ X ]   Yes  [  ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[  ]  Yes  [  ]  No

Indicate by check mark whether the Registrant is  [  ]  a large accelerated filer, [  ]  an accelerated file, [  ]  a non-accelerated filer, or  [ X ]   a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
[   ]  Yes  [ X ]   No

Number of shares of issuer’s common stock outstanding as of October 15, 2009:   24,293,334

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION		2

Item 1:	Financial Statements	2

	Balance Sheets, August 31, 2009 (unaudited) and November 30, 2008	4

	Statements of Operations for the nine months and three months ended August 31, 2009 and 2008 and from the date of inception on October 17, 2001 through August 31, 2009 (unaudited)	5

	Statements of Cash Flows for the nine months ended August 31, 2009 and 2008 and from the date of inception on October 17, 2001 through August 31, 2009 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3:	Qualitative and Quantitative Disclosures About Market Risk	25

Item 4T:	Controls and Procedures	25

PART II – OTHER INFORMATION		27

Item 1:	Legal Proceedings	27

Item 1A:	Risk Factors	27

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3:	Defaults Upon Senior Securities	27

Item 4:	Submission of Matters to a Vote of Security Holders	27

Item 5:	Other Information	27

Item 6:	Exhibits	27

Signatures		28

PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended August 31, 2009 are not necessarily indicative of the results that can be expected for the year ending November 30, 2009.

As used in this Quarterly Report, the terms "we", "us", "our", “the Company” and “Texada” mean Texada Ventures Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Texada Ventures Inc.
(An Exploration Stage Company)

August 31, 2009

Texada Ventures Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)
(unaudited)

	August 31, 2009	November 30, 2009
	(unaudited)

ASSETS

Current Assets

Cash	$2,453	$3,352
Note receivable (Note 4)	93,160	83,284
Prepaid expenses and deposits	10,000	5,120

Total Current Assets	105,613	91,756

Total Assets	$105,613	$91,756

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable (Note 6(c))	$109,721	$72,296
Accrued liabilities (Note 5)	130,773	79,915
Due to related parties (Notes 6(a) and (b))	56,737	7,080
Promissory notes payable (Note 7)	365,000	290,000
Convertible debentures, less unamortized discount of $16,124 (Note 8)	–	568,876

Total Current Liabilities	662,231	1,018,167

Convertible debentures, less unamortized discount of $6,135 (Note 8)	578,865	–

Total Liabilities	1,241,096	1,018,167

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 11)

Stockholders’ Deficit

Preferred shares, 100,000,000 shares authorized, $0.001 par value; None issued and outstanding	–	–

Common shares, 200,000,000 shares authorized, $0.001 par value; 24,293,334 shares issued and outstanding	24,293	24,293

Additional paid-in capital	340,107	340,107

Deficit accumulated during the exploration stage	(1,499,883)	(1,290,811)

Total Stockholders’ Deficit	(1,135,483)	(926,411)

Total Liabilities and Stockholders’ Deficit	$105,613	$91,756

(The accompanying notes are an integral part of these financial statements)

Texada Ventures Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

	Accumulated from
	October 17, 2001 (Date of Inception)	For the Nine months Ended	For the Nine months Ended	For the Three months Ended	For the Three months Ended
	to August 31,	August 31,	August 31,	August 31,	August 31,
	2009	2009	2008	2009	2008

Revenue	$–	$–	$–	$–	$–

Operating Expenses

Amortization	798	–	–	–	–
Consulting (Notes 6(a) and (b))	160,354	53,800	38,027	19,185	14,027
Exploration costs	20,091	–	–	–	–
General and administrative	501,970	88,585	73,070	12,716	7,129
Loss (gain) on foreign exchange	(4,064)	5,000	(591)	1,598	(3,817)
Mineral property costs	3,747	–	–	–	–

Total Operating Expenses	682,896	147,385	110,506	33,499	17,339

Loss from Operations	(682,896)	(147,385)	(110,506)	(33,499)	(17,339)

Other Income (Expense)

Accretion of discount on convertible debentures	(227,865)	(9,989)	(122,287)	(416)	(47,851)
Interest income	4,022	–	–	–	–
Interest on convertible debentures	(90,158)	(35,144)	(32,786)	(11,797)	(11,764)
Interest on promissory notes	(40,614)	(16,554)	(9,041)	(5,734)	(3,024)
Interest on related party loans	(8,500)	–	(1,793)	–	–
Loss on disposal of equipment	(2,075)	–	–	–	–
Loss on write down of note receivable	(86,797)	–	–	–	–
Loss on write down of oil and gas deposit	(365,000)	–	(115,000)	–	(115,000)

Total Other Income (Expense)	(816,987)	(61,687)	(280,907)	(17,947)	(177,639)

Net Loss	$(1,499,883)	$(209,072)	(391,413)	$(51,446)	$(194,978)

Net Loss Per Share – Basic and Diluted		$(0.01)	$(0.02)	$–	$(0.01)

Weighted Average Shares Outstanding		24,293,334	24,293,334	24,293,334	24,293,334

(The accompanying notes are an integral part of these financial statements)

Texada Ventures Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	Accumulated from October 17, 2001 (Date of Inception) to August 31, 2009	For the Nine months Ended August 31, 2009	For the Nine months Ended August 31, 2008

Operating Activities

Net loss	$(1,499,883)	$(209,072)	$(391,413)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of convertible debt discount	227,865	9,989	122,287
Amortization	798	–	–
Loss on disposal of equipment	2,075	–	–
Loss on write down of note receivable	86,797	–	–
Write-off of oil and gas deposit	365,000	–	115,000

Changes in operating assets and liabilities:
Note receivable	(9,876)	(9,876)	11
Prepaid expenses	(10,000)	(4,880)	–
Accounts payable and accrued liabilities	240,494	88,283	37,012
Due to related parties	56,737	49,657	5,293

Net Cash Used in Operating Activities	(539,993)	(75,899)	(111,810)

Investing Activities

Acquisition of oil and gas interests	(365,000)	–	(5,000)
Advance of note receivable	(170,081)	–	–
Purchase of equipment	(2,873)	–	–

Net Cash Used In Investing Activities	(537,954)	–	(5,000)

Financing Activities

Advances from related party loan	50,000	–	–
Repayment of related party loan	(50,000)	–	–
Proceeds from convertible debentures	585,000	–	(50,000)
Proceeds from promissory notes payable	365,000	75,000	150,000
Proceeds from issuance of common shares	130,400	–	–

Net Cash Provided by Financing Activities	1,080,400	75,000	100,000

Increase (Decrease) in Cash	2,453	(899)	(16,810)

Cash - Beginning of Period	–	3,352	20,665

Cash - End of Period	$2,453	$2,453	$3,855

Supplemental Disclosures
Interest paid	$8,500	$–	$8,500
Income taxes paid	$–	$–	$–

(The accompanying notes are an integral part of these financial statements)

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2009
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  As at August 31, 2009, the Company has a working capital deficit of $556,618 and has accumulated losses of $1,499,883 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As at August 31, 2009, the Company had cash of $2,453 on hand, and for the next twelve months, management anticipates that the minimum cash requirements to fund its proposed exploration program and continued operations will be $500,000. Accordingly, the Company does not have sufficient funds to meet planned expenditures over the next twelve months, and will need to seek additional debt or equity financing to meet its planned expenditures. There is no assurance that the Company will be able to raise sufficient cash to fund its future exploration programs and operational expenditures.

On September 16, 2008, the Company signed a term sheet (the “Term Sheet”), as amended on November 12, 2008 and March 9, 2009, that set forth the principal terms upon which the Company would enter into a definitive agreement (the “Definitive Agreement”) to acquire Royalty Exploration (the “REX Acquisition”) and commence a concurrent financing of $10,000,000 to $40,000,000. Royalty Exploration (REX) has entered into an agreement to acquire substantially all of the assets of a business unit of a large research and development and manufacturing company engaged in the business of providing exploration and environmental surveys to resource companies for a purchase price of $40,000,000, of which up to $30,000,000 is due at closing and the balance is payable by issuing a promissory note. The Term Sheet was non-binding, except for customary binding provisions. The Term Sheet expired on May 31, 2009.

 On August 28, 2009, the Company signed a Letter Agreement dated August 25, 2009, among the Company, Royalty Exploration, LLC and Royalty Exploration Acquisition Co., LLC which details the responsibilities of the parties going forward with respect to the transaction described in the Amended and Restated Term Sheet dated March 9, 2009, with Royalty Exploration, LLC and its wholly-owned subsidiary, Royalty Exploration Acquisition Co., LLC (collectively, “REX”). That transaction has not been consummated and the Term Sheet has expired. The Letter Agreement identifies conditions under which expenses or a breakup fee would be reimbursed or paid by REX to the Company should REX be successful in consummating the anticipated transaction without the involvement of Texada.

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

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2009
(Expressed in US dollars)
(unaudited)

2.    Summary of Significant Accounting Policies (continued)

b)	Interim Financial Statements

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at August 31, 2009, and the results of its operations and consolidated cash flows for the nine months ended August 31, 2009 and 2008. The results of operations for the three and nine months ended August 31, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

The Company computes earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at August 31, 2009, the Company has 936,000 (August 31, 2008 –936,000) split-adjusted dilutive securities outstanding.

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
August 31, 2009
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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2009 and 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The Company’s financial instruments consist principally of cash, note receivable, accounts payable, amounts due to related parties, promissory notes payable, and convertible debentures. Pursuant to SFAS No. 157, the fair value of the Company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of its other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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
August 31, 2009
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

In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165 (SFAS 165), “Subsequent Events”. SFAS 165 establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.  The adoption of SFAS 165 did not have a material effect on the Company’s consolidated financial statements.

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

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2009
(Expressed in US dollars)
(unaudited)

2.      Summary of Significant Accounting Policies (continued)

o)	Adopted Accounting Pronouncements (continued)

On April 9, 2009, the FASB issued three FASB Staff Postions (“FSPs”) intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and other-than-temporary impairments of securities.

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

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, an entity may early adopt these interim fair value disclosure requirements only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2.

In April 2009, the SEC’s Office of the Chief Accountant and Division of Corporation Finance issued SEC Staff Accounting Bulletin 111 (“SAB 111”). SAB 111 amends and replaces SAB Topic 5M, “Miscellaneous Accounting—Other Than Temporary Impairment of Certain Investments in Equity Securities” to reflect FSP FAS 115-2 and FAS 124-2. This FSP provides guidance for assessing whether an impairment of a debt security is other than temporary, as well as how such impairments are presented and disclosed in the financial statements. The amended SAB Topic 5M maintains the prior staff views related to equity securities but has been amended to exclude debt securities from its scope. SAB 111 is effective upon the adoption of FSP FAS 115-2 and FAS 124-2.

The Company’s adoption of these FSPs and SAB 111 did not have a material effect on its financial statements.

p)	Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 30, 2009. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. The objective of this statement is to improve financial reporting by enterprises involved with variable interest entities. This statement addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, “Accounting for Transfers of Financial Assets”, and (2) concern about the application of certain key provisions of FASB Interpretation No. 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2009
(Expressed in US dollars)
(unaudited)

2.      Summary of Significant Accounting Policies (continued)

p)	Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB No. 140”. The object of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This statement addresses (1) practices that have developed since the issuance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, that are not consistent with the original intent and key requirements of that statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. SFAS No. 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. The disclosure provisions of this statement should be applied to transfers that occurred both before and after the effective date of this statement. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

In April 2009 the FASB issued FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, or FSP 141R-1. FSP 141R-1 amends the provisions in Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company expects FSP 141R-1 will have an impact on its financial statements, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquired contingencies. The effect of adopting FSP 141R-1 will depend upon the nature, terms and size of any acquired contingencies consummated after the effective date of December 1, 2009.

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2009
(Expressed in US dollars)
(unaudited)

3.	Mineral Properties

Pursuant to an agreement dated November 2, 2001, the Company acquired a 100% interest in eight mineral claims located in the Whitehorse Mining District, Yukon Territory, Canada known as the Peek claims for $2,500. The property is being held in trust for the Company by a third party.

4.	Note Receivable

The Company provided a note receivable of $93,160 to the Royalty Exploration pursuant to the Term Sheet described in Note 11(a).  The note receivable is due upon the close of the REX acquisition or, if the REX acquisition is not consummated, in 12 equal monthly instalments after the termination of the Term Sheet.  The receivable is unsecured and does not accrue interest.

5.	Accrued Liabilities

Accrued liabilities consist of accrued interest of $130,773 (November 30, 2008 - $79,075) on the convertible debentures and promissory notes payable and accrued liabilities for services of $nil (November 30, 2008 - $840).

6.        Related Party Transactions

a)
On September 12, 2008, Company entered into an engagement letter with the Chief Executive Officer (“CEO”) of the Company as described in Note 11(b).  Pursuant to the agreement the Company incurred $13,503 (2008 - $Nil) in consulting fees to a company owned and controlled by the CEO of the Company during the nine month period ended August 31, 2009.  A $10,000 retainer was paid to the company owned and controlled by the CEO.  As at August 31, 2009, $15,458 (November 30, 2008 - $3,080) in consulting fees are owed to the CEO.  Upon the acquisition of REX, a success fee consisting of 15,689 split adjusted common shares is due for services rendered through August 31, 2009.

b)
During the nine months ended August 31, 2009, the Company incurred $36,000 (2008 - $36,000) in consulting fees to the former President of the Company. As at August 31, 2009, $32,000 (November 30, 2008 - $4,000) in consulting fees and $9,279 (November 30, 2008 - $nil) of expenditures incurred on behalf of the Company are owed to the former President of the Company.

c)	As at August 31, 2009, accounts payable includes $3,125 (November 30, 2008 - $3,125) owing to a former director for expenses incurred on the Company’s behalf.

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

d)
On February 15, 2007, the Company entered into a promissory note with a third party for $50,000, which is due on demand and bears interest at 8% per annum. Interest is payable annually due on or before February 14 of each year.  Interest due on February 14, 2009 and 2008 is recorded as accrued interest as of August 31, 2009.

e)	On November 20, 2006, the Company entered into a promissory note with a third party for $100,000, which is due on demand and bears interest at 8% per annum.

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2009
(Expressed in US dollars)
(unaudited)

8.      Convertible Debentures

a)
On April 10, 2007, the Company issued a 6% convertible debenture with a principal amount of $200,000 which was due and payable on December 31, 2008.  Interest is payable semi-annually beginning on September 30, 2007, and thereafter on March 31st and September 30th of each year, payable at the option of the Company in cash or shares. As at August 31, 2009, the Company had not made any interest payments and pursuant to the debenture has accrued default interest of 8% since September 30, 2007. The principal and accrued interest on the debenture may be converted at any time into shares of the Company’s common stock at a price of $0.625 per share, at the option of the holder.

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

Pursuant to EITF 02-4 “Determining Whether a Debtor's Modification or Exchange of Debt Instruments is within the scope of FASB Statement No. 15” and SFAS No. 15 “Accounting by Debtors and Creditors for Troubled Debt Restructuring,” the total future cash flows of the restructured debt was compared with the carrying value of the original debt.  As the total future cash flows of the restructured debt were greater than the carrying value at the date of amendment, the carrying value of the original debt at the date of modification was not adjusted.  Pursuant to SFAS No. 15, a new effective interest rate was computed and used to determine interest expense for the modified debenture. As at August 31, 2009, $78,374 has been accreted increasing the carrying value of the convertible debenture to $198,374. As at August 31, 2009, the Company has accrued interest of $36,373.

b)
On May 2, 2007, the Company issued a 6% convertible debenture with a principal amount of $125,000 which was due and payable on December 31, 2008. Interest is payable semi-annually beginning on September 30, 2007, and thereafter on March 31st and September 30th of each year, payable at the option of the Company in cash or shares. As at August 31, 2009, the Company had not made any interest payments and pursuant to the debenture has accrued default interest of 8% since September 30, 2007. The principal and accrued interest on the debenture may be converted at any time into shares of the Company’s common stock at a price of $0.625 per share, at the option of the holder.

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

Pursuant to EITF 02-4 “Determining Whether a Debtor's Modification or Exchange of Debt Instruments is within the scope of FASB Statement No. 15” and SFAS No. 15 “Accounting by Debtors and Creditors for Troubled Debt Restructuring,” the total future cash flows of the restructured debt was compared with the carrying value of the original debt.  As the total future cash flows of the restructured debt were greater than the carrying value at the date of amendment, the carrying value of the original debt at the date of restructuring was not adjusted.  Pursuant to SFAS No. 15, a new effective interest rate was computed and used to determine interest expense for the modified debenture. As at August 31, 2009, $49,008 has been accreted increasing the carrying value of the convertible debenture to $123,957. As at August 31, 2009, the Company has accrued interest of $22,280.

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2009
(Expressed in US dollars)
(unaudited)

8.      Convertible Debentures (continued)

c)
On November 19, 2007, the Company issued a 6% convertible debenture with a principal amount of $110,000 which was due and payable on December 31, 2008.  Interest is payable semi-annually beginning on May 31, 2008, and thereafter on May 31st and November 30th of each year, payable at the option of the Company in cash or shares. As at August 31, 2009, the Company had not made any interest payments and pursuant to the debenture has accrued default interest of 8% since May 31, 2008. The principal and accrued interest on the debenture may be converted at any time into shares of the Company’s common stock at a price of $0.625 per share, at the option of the holder.

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

Pursuant to EITF 02-4 “Determining Whether a Debtor's Modification or Exchange of Debt Instruments is within the scope of FASB Statement No. 15” and SFAS No. 15 “Accounting by Debtors and Creditors for Troubled Debt Restructuring,” the total future cash flows of the restructured debt was compared with the carrying value of the original debt.  As the total future cash flows of the restructured debt were greater than the carrying value at the date of amendment, the carrying value of the original debt was not adjusted.  Pursuant to SFAS No. 15, a new effective interest rate was computed and used to determine interest expense for the modified debenture. As at August 31, 2009, $42,751 has been accreted increasing the carrying value of the convertible debenture to $108,751. As at August 31, 2009, the Company has accrued interest of $14,505.

d)
On March 11, 2008, the Company issued a 6% convertible debenture with a principal amount of $150,000 which was due and payable on December 31, 2008.  Interest is payable semi-annually beginning on May 31, 2008, and thereafter on May 31st and November 30th of each year, payable at the option of the Company in cash or shares. As at August 31, 2009, the Company had not made any interest payments and pursuant to the debenture has accrued default interest of 8% since May 31, 2008. The principal and accrued interest on the debenture may be converted at any time into shares of the Company’s common stock at a price of $0.625 per share, at the option of the holder.

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

Pursuant to EITF 02-4 “Determining Whether a Debtor's Modification or Exchange of Debt Instruments is within the scope of FASB Statement No. 15” and SFAS No. 15 “Accounting by Debtors and Creditors for Troubled Debt Restructuring,” the total future cash flows of the restructured debt was compared with the carrying value of the original debt.  As the total future cash flows of the restructured debt were greater than the carrying value at the date of amendment, the carrying value of the original debt was not adjusted.  Pursuant to SFAS No. 15, a new effective interest rate was computed and used to determine interest expense for the modified debenture. As at August 31, 2009, $57,783 has been accreted increasing the carrying value of the convertible debenture to $147,783. As at August 31, 2009, the Company has accrued interest of $17,000.

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
August 31, 2009
(Expressed in US dollars)
(unaudited)

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

11.         Commitments

a)
On September 16, 2008, the Company signed a term sheet (The Term Sheet) that set forth the principal terms upon which the Company would enter into a definitive agreement (the “Definitive Agreement”) to acquire Royalty Exploration (the “REX Acquisition”) and commence a concurrent financing of $40,000,000. On November 12, 2008 and March 9, 2009, the Term Sheet was amended to extend the closing date of the transaction and to reduce the concurrent financing to between $10,000,000 and $40,000,000.  Royalty Exploration (REX) has entered into an agreement to acquire substantially all of the assets of a business unit of a large research and development and manufacturing company engaged in the business of providing exploration and environmental surveys to resource companies for a purchase price of $40,000,000, of which $30,000,000 is due at closing and the balance is payable by issuing a promissory note. The Term Sheet was non-binding, except for customary binding provisions.

The Company used commercially reasonable efforts to commence a financing to raise between $10,000,000 and $40,000,000 by issuing securities (the “Placement”) to fund the REX Acquisition and general working capital requirements of the combined company following the REX Acquisition. The Company, at its option, may have raised such financing through mezzanine debt financing, which may be satisfied by a subsequent placement of issuing the Company’s securities.

The Company proposed to enter into a Definitive Agreement under which the Company would acquire all of the issued and outstanding equity of REX by issuing shares of the Company’s common stock (“Consideration Shares”) to the equity holders of REX (“REX Unitholders”) up to 40% of the issued an outstanding voting stock of the Company after giving effect to the Placement and the REX Acquisition.

The Company provided funds for the purposes of (i) reimbursing REX for transaction related expenses, (ii) the Company’s transaction related expenses, and (iii) subject to satisfaction of certain conditions, making a cash advance to REX.  REX was required to repay the Company for REX’s transaction related expenses and cash advances on the later of (a) September 30, 2009, (b) closing date of the transaction, or (c) termination of the Term Sheet or, if the transaction does not close, in 12 monthly installments. The terms of repayment were modified by the Letter Agreement as described below.

On August 28, 2009, the Company signed a Letter Agreement dated August 25, 2009, among the Company, Royalty Exploration, LLC and Royalty Exploration Acquisition Co., LLC which details the responsibilities of the parties going forward with respect to the transaction described in the Amended and Restated Term Sheet dated March 9, 2009, with Royalty Exploration, LLC and its wholly-owned subsidiary, Royalty Exploration Acquisition Co., LLC (collectively, “REX”). That transaction has not been consummated and the Term Sheet has expired. The Letter Agreement identifies conditions under which expenses or a breakup fee would be reimbursed or paid by REX to the Company should REX be successful in consummating the anticipated transaction without the involvement of Texada.

Each of the parties agreed as follows:

i)
Royal Exploration agrees to pay the Company $168,791 in cash as full and complete satisfaction of the obligations under the Term Sheet, including the Bridge Loan and any expenses incurred in connection with the transactions contemplated in the Term Sheet, within 5 days of completing one or more financing transactions, whether debt or equity, to raise an aggregate of $5,000,000 after the date of the Letter Agreement.

ii)
In the event that (a) the Company proposes a commercially reasonable financing transaction on terms at least as favourable as any financing transaction that Royalty Exploration accepts and (b) Royalty Exploration does not accept the Company’s financing proposal, Royalty Exploration agrees to pay the Company $40,000 in cash as a break fee immediately upon closing of the alternative financing transaction. The break fee is in addition to the amount set forth in note11(a)(i).

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2009
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

 12.         Subsequent event

In accordance with SFAS 165, the Company has evaluated subsequent events through October 15, 2009, the date of issuance of the unaudited financial statements. During this period the Company did not have any material recognizable subsequent events.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute “forward-looking statements”. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-K and our Current Reports on Form 8-K.

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

As a result of our failure to generate substantial revenues since our inception, we have decided to review our initial business plan in order to evaluate the progress of our mining business.  We have not attained profitable operations to date and are dependent upon obtaining financing to pursue our plan of operation.  Following Dr. John Veltheer’s acquisition of 49% of our issued and outstanding shares and his appointment to the board of Texada in October 2006, we decided to continue to develop our current mining business and to seek other business opportunities.  In accordance with that decision, in September 2008, we appointed Ted R. Sharp as our President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and a member of our Board of Directors. Also in September 2008, we entered into a Term Sheet with Royalty Exploration, LLC for the purchase of that company. The Company entered into an Amended and Restated Term Sheet which superseded the term sheet dated September 16, 2008, as amended November 12, 2008, with Royalty Exploration, LLC and its wholly-owned subsidiary, Royalty Exploration Acquisition Co., LLC (collectively, “REX”).  The Amended and Restated Term Sheet was for substantively the same transaction as the superseded term sheet, as amended, except that provision had been made for funding less than $40,000,000 for the REX business combination. The Term Sheet was amended in March 2009 and expired on May 31, 2009.

On August 28, 2009, the Company signed a Letter Agreement dated August 25, 2009 (the “Letter Agreement”), among the Company, Royalty Exploration, LLC and Royalty Exploration Acquisition Co., LLC which details the responsibilities of the parties going forward with respect to the transaction described in the Amended and Restated Term Sheet dated March 9, 2009. That transaction has not been consummated and the Term Sheet has expired. The Letter Agreement identifies conditions under which expenses or a breakup fee would be reimbursed or paid by REX to the Company should REX be successful in consummating the anticipated transaction without the involvement of Texada.

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

Term Sheet and Letter Agreement:

On September 16, 2008, the Company signed a term sheet (The Term Sheet) that set forth the principal terms upon which the Company would enter into a definitive agreement (the “Definitive Agreement”) to acquire Royalty Exploration (the “REX Acquisition”) and commence a concurrent financing of $40,000,000. On November 12, 2008 and March 9, 2009, the Term Sheet was amended to extend the closing date of the transaction and to reduce the concurrent financing to between $10,000,000 and $40,000,000.  Royalty Exploration (REX) has entered into an agreement to acquire substantially all of the assets of a business unit of a large research and development and manufacturing company engaged in the business of providing exploration and environmental surveys to resource companies for a purchase price of $40,000,000, of which $30,000,000 is due at closing and the balance is payable by issuing a promissory note. The Term Sheet was non-binding, except for customary binding provisions.

The Company used commercially reasonable efforts to commence a financing to raise between $10,000,000 and $40,000,000 by issuing securities (the “Placement”) to fund the REX Acquisition and general working capital requirements of the combined company following the REX Acquisition. The Company, at its option, may have raised such financing through mezzanine debt financing, which may be satisfied by a subsequent placement of issuing the Company’s securities.

The Company proposed to enter into a Definitive Agreement under which the Company would acquire all of the issued and outstanding equity of REX by issuing shares of the Company’s common stock (“Consideration Shares”) to the equity holders of REX (“REX Unitholders”) up to 40% of the issued an outstanding voting stock of the Company after giving effect to the Placement and the REX Acquisition.

The Company provided funds for the purposes of (i) reimbursing REX for transaction related expenses, (ii) the Company’s transaction related expenses, and (iii) subject to satisfaction of certain conditions, making a cash advance to REX.  REX was required to repay the Company for REX’s transaction related expenses and cash advances on the later of (a) September 30, 2009, (b) closing date of the transaction, or (c) termination of the Term Sheet or, if the transaction does not close, in 12 monthly installments. The terms of repayment were modified by the Letter Agreement as described below.

The Term Sheet expired on May 31, 2009, but the parties to the Term Sheet and their investment advisors continue to work under a gentlemen’s agreement to attract the necessary funds to consummate the REX transaction. While the Term Sheet has expired, REX’s agreement to acquire substantially all of the assets of a business unit of a large research and development and manufacturing company is still in place. The Company cannot guarantee that it will be successful in attracting sufficient investment capital to consummate the REX transaction on terms acceptable to the parties to the expired Term Sheet.

On August 28, 2009, the Company signed the Letter Agreement as the REX acquisition has not been consummated and the Term Sheet has expired. The Letter Agreement identifies conditions under which expenses or a breakup fee would be reimbursed or paid by REX to the Company should REX be successful in consummating the anticipated transaction without the involvement of Texada.

Each of the parties agreed as follows:

iii)
Royal Exploration agrees to pay the Company $168,791 in cash as full and complete satisfaction of the obligations under the Term Sheet, including the Bridge Loan and any expenses incurred in connection with the transactions contemplated in the Term Sheet, within 5 days of completing one or more financing transactions, whether debt or equity, to raise an aggregate of $5,000,000 after the date of the Letter Agreement.

iv)
In the event that (a) the Company proposes a commercially reasonable financing transaction on terms at least as favourable as any financing transaction that Royalty Exploration accepts and (b) Royalty Exploration does not accept the Company’s financing proposal, Royalty Exploration agrees to pay the Company $40,000 in cash as a break fee immediately upon closing of the alternative financing transaction. The break fee is in addition to the amount set forth in i).

Other Funding and Acquisition Activities:

During the quarter ended February 28, 2009, the Company was successful in obtaining extensions of the four convertible debentures totaling $585,000 until December 31, 2010 under the same terms as original debentures.  This resulted in the debentures being classified as long-term debt for the quarter ended August 31, 2009, whereas at November 30, 2008, they had been classified with current liabilities. At August 31, 2009, the Company had not made any interest payments.  The principal and accrued interest on these debentures may be converted at any time into shares of the Company’s common stock at a rate of $0.25 per share, at the option of the holder. The Company intends to convert the debentures to common stock as part of the REX Acquisition. If the Company is not successful in participating in the REX Acquisition transaction, it would be required to raise additional capital to satisfy the debentures, negotiate conversion of the debentures under terms agreeable to the holders, or renegotiate the terms of the debentures prior to their maturity. If the Company is unsuccessful in any of these alternatives or any other which would modify or satisfy the terms of the debentures, it would be in default of the current terms at the maturity dates. The offerings of these debentures were conducted by the Company in a non-brokered private placement to a non-U.S. person outside the United States pursuant to an exemption from registration available under Rule 903 of Regulation S of the Securities Act of 1933, as amended.

PLAN OF OPERATION

As a result of our failure to generate any revenues since our inception, we have not been satisfied with our initial business plan to this point.  In September 2008, we appointed Ted R. Sharp as a member of our Board of Directors and as our President, Chief Executive Officer and Chief Financial Officer.  We are presently reviewing the current state of our business in detail with consultants in order to evaluate the progress of our mining business.  The Term Sheet expired on May 31, 2009, but the parties to the Term Sheet and their investment advisors continue to work under a gentlemen’s agreement to attract the necessary funds to consummate the REX transaction. While the Term Sheet has expired, REX’s agreement to acquire substantially all of the assets of the targeted business unit of a large research and development and manufacturing company is still in place. We cannot guarantee that we will be successful in attracting sufficient investment capital to consummate the REX transaction on terms acceptable to the parties to the expired Term Sheet. We are continuing to pursue and evaluate financing options to complete the transaction with REX but there can be no assurance that such financing will be available in acceptable terms, if at all. We cannot assure you that our capital raising efforts will be successful given the current state of the financial markets or that we can successfully complete the acquisition of REX.

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

To successfully consummate the REX acquisition, we will be required to raise between $10,000,000 and $40,000,000 to fund the purchase price and working capital for the combined organization. With success in reaching the full $40,000,000 funding, our total expenditures over the next twelve months are anticipated to be approximately all of the $40,000,000, the majority of which is $30,000,000 in cash required to close the acquisition of REX.  The balance of cash required is to fund legal, accounting, administrative and due diligence expenses associated with our acquisition of REX, business transition and build out costs, payment of our current liabilities, oil and gas drilling and exploration expenses, interest expense and normal general and administrative operating expenses.

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

The Company has issued four separate 6% convertible debentures with principal amounts totaling $585,000 which were due and payable on December 31, 2008.  Each of these convertible debentures has been extended to December 31, 2010. Interest is payable at the option of the Company in cash or shares. As at August 31, 2009, the Company had not made any interest payments and pursuant to the debentures has accrued default interest of 8% since the quarter ended August 31, 2008.  Interest payable has accumulated to a total of $90,158. The principal and accrued interest on the debentures may be converted at any time into shares of the Company’s common stock at a price of $0.25 per share, at the option of the holder. As part of the financing arrangements required to fund and close the REX transaction, the Company will be required to negotiate with holders of the convertible debentures to convert the debentures and accrued interest into common stock.

In the event that we are unsuccessful in our efforts to fund the REX acquisition, we will not have cash sufficient to satisfy the debentures in cash.  We estimate that we would require a minimum of $1.1 million to fund payment of our current and long-term liabilities and the approximate $100,000 pre-acquisition costs that have been paid to REX.  Absent such financing, we may negotiate with the holders of the debentures to extend the due dates, convert them to common stock or modify terms sufficient to remove or delay the requirement to satisfy the obligations with cash.  Should we be unable to reach conversion or modification of the debentures on terms acceptable to us, we may be required to default on the obligations.

We also maintain our position in mining claims in our mineral property referred to as the Peek Claim.  In the event we decide to proceed with Phase IV of our exploration program, which is estimated to cost $120,000, we will need to obtain additional financing of nearly $1,000,000 to fund exploration, operating expenses and working capital deficit.

As of August 31, 2009, we had a working capital deficit of $556,618. We do not expect our business to achieve profitability in the near future as we expect to continue to incur substantial acquisition, development and operating expenses. We will require additional funding to fund our working capital requirements. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or debt to fund our estimated general administration, exploration and other working capital requirements.

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

Revenue and Expenses

Summary
	Three Months Ended August 31		Nine Months Ended August 31

	2009	2008	2009	2008
Revenue	-	-	-	-
Operating Expenses	$33,499	$17,339	$147,385	$110,506
Net Income (Loss) From Operations	$(33,499)	$(17,339)	$(147,385)	$(110,506)

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

Summary of Expenses

Our expenses for the three and nine months ended August 31, 2009 and 2008, consisted of the following:

	Three Months Ended August 31		Nine Months Ended August 31
	2009	2008	2009	2008
Expenses (Operating Expenses)
Consulting	$19,185	$14,027	$53,800	$38,027
General and administrative	$12,716	$7,129	$88,585	$73,070
Loss on foreign exchange	$1,598	$(3,817)	$5,000	$(591)
Other Income (Expense)
Accretion of discount on convertibledebentures	$(416)	$(47,851)	$(9,989)	$(122,287)
Interest on convertible debentures	$(11,797)	$(11,764)	$(35,144)	$(32,786)
Interest on promissory notes	$(5,734)	$(3,024)	$(16,554)	$(9,041)
Loss on write down of oil & gas deposits	-	$(115,000)	-	$(115,000)
Interest on related party loans	-	-	-	$(1,793)

Our operating expenses for the nine months ended August 31, 2009 increased from the same period in 2008. The increase in operating expenses is primarily due increased costs related to financing efforts for the REX acquisition, which resulted in an increase in general and administrative expense of $15,515 and an increase in consulting of $15,773.  Other income and expense for the nine months ended August 31, 2009 decreased by $219,220, primarily due to decreased accretion of discounts on the convertible debentures which had their due dates extended in the first fiscal quarter of 2009.

Liquidity and Capital Resources

Working Capital Summary	At August 31, 2009	At November 30, 2008

Current Assets	$105,613	$91,756
Current Liabilities	(662,231)	(1,018,167)
Working Capital (Deficit)	$(556,618)	$(926,411)

Summary of Cash Flows
	Nine Months Ended August 31
	2009	2008
Net Cash Used In Operating Activities	$(75,899)	$(111,810)
Net Cash Used In Investing Activities	-	(5,000)
Net Cash Provided By Financing Activities	75,000	100,000
Net Increase (Decrease) In Cash During Period	$(899)	$(16,810)

As at August 31, 2009, we had a cash balance of $2,453 and a working capital deficit of $556,618. The decrease in our working capital deficit at August 31, 2009 from our year ended November 30, 2008 is primarily a result of convertible debentures being classified as a long-term liability in the most recent three and nine months as the maturity dates on these convertible debentures have been extended to December 31, 2010.

Our auditors expressed substantial doubt regarding our ability to continue as a going concern related to our financial statements for the year ended November 30, 2008, and these circumstances have not improved. The factors related to the determination of our ability to continue as a going concern include our working capital deficit, lack of foreseeable revenues from operations, need for additional capital to maintain our interest in the Peek Claims, and need for additional capital to fund our general and administrative requirements. Management’s plan to resolve the going concern uncertainty has been to raise additional capital of $10 million to $40 million to acquire REX through debt or equity financing during coming months. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital, acquire REX and conduct successful exploration activities on its properties and appreciation in the value of exploration properties and assets, specifically the Peek Claims. If the Company is unable to raise additional capital in a timely manner, sufficient to close the REX acquisition, it may be required to sell its Peek Claims or permit such claims to lapse. The Company may be forced to discontinue operations.

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

Through the year ended November 30, 2008, and to the present, we have engaged legal counsel who is experienced and qualified to practice before the Securities and Exchange Commission, who actively reviewed Company events and major transactions to advise management on appropriate disclosure of those events and transactions. Additionally, the Company entered into an agreement with Ted R. Sharp, CPA, an experienced CFO of publicly-traded companies, to serve as CEO and CFO of the Company, Company filings with the SEC are reviewed by the Board of Directors, our management, and our SEC legal firm for proper and complete disclosure.  Management believes that appropriate improvements in controls over financial reporting in the future will improve the results of its evaluation of disclosure controls.

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

None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.       OTHER INFORMATION.

None.

ITEM 6.       EXHIBITS.

Exhibit Number	Description of Exhibits

10.1	Letter Agreement dated August 25, 2009, signed August 29, 2009 (1)

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
___________________________

(1)	Incorporated by reference to the registrant’s current report on Form 8-K, filed September 1, 2009

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXADA VENTURES INC.

By:	s/ Ted R. Sharp
TED R. SHARP
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer and
Director
(Principal Executive Officer
and Principal Accounting Officer)

Date:	October 20, 2009