Form 10-K
period 2009-11-30
TEXADA VENTURES INC
filed 2010-03-16
CIK 1174907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 000-51563

TEXADA VENTURES INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	98-0431245
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11616 E. Montgomery Drive, Suite #54
Spokane Valley, Washington	99206
(Address of Principal Executive Offices)	(Zip Code)

(509) 301-6635

(Registrant’s Telephone Number, including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:   None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:	Common Stock, par value $0.001
(Tile of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐   No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐   No☒

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “Accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,844,000 as of May 31, 2009

The number of shares of the Registrant’s Common Stock outstanding as of March 15, 2010 was 24,293,334.

Documents Incorporated by Reference: None.

Texada Ventures Inc.

FORM 10-K

November 30, 2009

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS	1

PART I	2

ITEM 1. BUSINESS	2
ITEM 1A. RISK FACTORS	5
ITEM 1B UNRESOLVED STAFF COMMENTS	5
ITEM 2. PROPERTIES	5
ITEM 3. LEGAL PROCEEDINGS	13

PART II	14

ITEM 4. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	14
ITEM 5. SELECTED FINANCIAL DATA	15
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15
ITEM 6A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21
ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	22
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	36
ITEM 8A(T). CONTROLS AND PROCEDURES	36
ITEM 8B. OTHER INFORMATION	37

PART III	38

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	38
ITEM 10. EXECUTIVE COMPENSATION	40
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	41
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	42
ITEM 13. PRINCIPAL ACCOUNTING FEES AND SERVICES	43

PART IV	44

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	44
SIGNATURES	45

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

•	the Company’s ability to complete the proposed transaction with Diamond Industry Associates Ltd. under the Term Sheet effective as of February 15, 2010;
•	the Company’s ability to complete transactions, attract additional capital and continue as a going concern;
•	future decisions by management in response to changing conditions, and
•	misjudgments, inaccurate assumptions or changes in conditions related to forward-looking statements.

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

RECENT SIGNIFICANT CORPORATE DEVELOPMENTS

We have experienced the following significant corporate developments during our fiscal year ended November 30, 2009:

Term Sheet - REX:

On September 16, 2008, we signed a Term Sheet (the “Term Sheet”) that sets forth the principal terms upon which we proposed to enter into a definitive agreement (the “Definitive Agreement”) to acquire Royalty Exploration, LLC (“REX”) and commenced a concurrent financing of $40,000,000. REX had entered into an agreement to acquire substantially all of the assets of a business unit of a large research and development and manufacturing company engaged in the business of providing exploration and environmental surveys to resource companies for a purchase price of $40,000,000, of which $30,000,000 was due at closing and the balance was payable by issuing a promissory note. The Term Sheet was non-binding, except for customary binding provisions. The Term Sheet was subsequently amended on November 12, 2008 and March 9, 2009.

On August 25, 2009, we signed a Letter Agreement, among the Company and REX, which details the responsibilities of the parties going forward with respect to the transaction described in the Amended and Restated Term Sheet dated March 9, 2009. That transaction has not been consummated and the Term Sheet expired. The Letter Agreement identifies conditions under which expenses or a breakup fee would be reimbursed or paid by REX to the Company should REX be successful in consummating the anticipated transaction without our involvement.

The significant terms and disclosures of the Term Sheet, its subsequent amendments and the Letter Agreement were reported in Forms 8-K filed with the SEC on September 22, 2008, November 12, 2008, March 11, 2009 and September 1, 2009, respectively, which are herein incorporated by reference.

Term Sheet - DIA:

Subsequent to the end of fiscal 2009, on February 15, 2010 we entered into a Term Sheet with Diamond Industry Associates Ltd. (“DIA”) whereby we will acquire 100% of DIA’s issued and outstanding shares or alternatively the assets and contractual obligations of DIA. The acquisition will be subject to a definitive agreement and customary terms and conditions. In conjunction with the transaction, we plan to commence a private placement financing of up to $3 million.

DIA seeks to become a leading diamond producer in the Democratic Republic of the Congo (“DRC”), a historically rich diamond producing region of the world. DIA’s alluvial diamond concessions are located along 40km of the Mbujimayi River in the Kasai Oriental region of the DRC. The area has been subject to extensive artisanal prospecting since the 1920s. The concessions are just northeast of the Polygon, which is one of the richest diamond reserves in the world, estimated to contain a cluster of at least 12 kimberlites having produced 650 million carats of diamonds since 1917.

The geology in this region is dominated by the sediments of the Precambrian Mbuji-Mayi Formation, which locally comprise dolomites, sandstones and argillites, as well as doleritic volcanics. This formation was intruded by highly diamondiferous Bakwanga kimberlites during the Lower Cretaceous period. It was the subsequent erosion of these deposits that led to the rise of some of the largest high-grade alluvial diamond deposits in the world. The most economically important alluvial deposits (terraces) are Holocene in age, with the modern-day meandering Mbuji-Mayi river system cutting down into the valley floor of the Mbuji-Mayi Formation.

We are in the process of completing our due diligence and negotiating a definitive agreement with DIA. We cannot assure you that the DIA transaction will be completed. The significant terms and disclosures of the Term Sheet were reported in a Form 8-K filed with the SEC on February 23, 2010, which is herein incorporated by reference.

PLAN OF OPERATION

As a result of our failure to generate any revenues since our inception, we have not been satisfied with our initial business plan to this point. In September 2008, we appointed Ted R. Sharp as a member of our Board of Directors and as our President, Chief Executive Officer and Chief Financial Officer. We are presently reviewing the current state of our business in detail with consultants in order to evaluate the progress of our mining business. As a result of its change in strategic direction, we entered into the Term Sheet with REX described above, which subsequently expired, and then into the Term Sheet with DIA described above. We are currently evaluating financing options to complete the transaction with DIA but there can be no assurance that such financing will be available in acceptable terms, if at all.

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

Corporate Acquisition:

In February 2010, we signed a Term Sheet with DIA, under which we would raise $3,000,000 and acquire all of the stock or assets of that company, subject to certain conditions. We are in the process of negotiating a definitive agreement, which we expect to enter into upon the successful completion of due diligence work by both parties to the transaction. As we move through the acquisition process, we will perform appropriate due diligence activities to more fully assure investors of the benefits of this strategic move. We cannot assure you that our capital raising efforts will be successful given the current state of the financial markets or that we can successfully complete the acquisition of DIA.

Planned Expenditures:

During the exploration stage, Ted R. Sharp, our President, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer, and Dr. Veltheer will only be devoting approximately twenty hours per week of their time to our business. We do not foresee this limited involvement as negatively impacting the Company over the next twelve months. All exploratory work on our mining properties, if any, is being performed by our geological consultant, Mr. Timmins, who contracts with appropriately experienced parties to complete work programs. However, if as a result of our acquisition efforts, the demands of our business require more business time of Mr. Sharp or Dr. Veltheer, such as raising additional capital or addressing unforeseen issues with regard to our exploration efforts, they are prepared to adjust their timetable to devote more time to our business.

If our acquisition of DIA is successful, we anticipate that we will require capital for the following over the next twelve months:

Category	Planned Expenditures over the Next Twelve Months (US$)
Acquisition Due Diligence	$250,000
Professional Fees	$150,000
General and Administrative Expenses	$300,000
Mineral Exploration Expenses	$2,300,000
TOTAL 12-MONTH BUDGET	$3,000,000

The Company has issued four separate 6% convertible debentures with principal amounts totaling $585,000 which were due and payable on December 31, 2008. Each of these convertible debentures has been extended to December 31, 2010. Interest is payable at the option of the Company in cash or shares. As at November 30, 2009, the Company had not made any interest payments and pursuant to the debentures has accrued default interest of 8% since the quarter ended May 31, 2008. Interest payable has accumulated to a total of $101,827. The principal and accrued interest on the debentures may be converted at any time into shares of the Company’s common stock at a price of $0.25 per share, at the option of the holder. As part of the financing arrangements required to fund and close the DIA transaction, the Company will be required to negotiate with holders of the convertible debentures to convert the debentures and accrued interest into common stock.

In the event that we are unsuccessful in our efforts to fund the DIA acquisition, we will not have cash sufficient to satisfy the debentures in cash. We estimate that we would require a minimum of $1.5 million to fund payment of our current liabilities. Absent such financing, we may negotiate with the holders of the debentures to extend the due dates, convert them to common stock or modify terms sufficient to remove or delay the requirement to satisfy the obligations with cash. Should we be unable to reach conversion or modification of the debentures on terms acceptable to us, we may be required to default on the obligations.

We also maintain our position in mining claims in our mineral property referred to as the Peek Claim. In the event we decide to proceed with Phase IV of our exploration program, which is estimated to cost $120,000, we will need to obtain additional financing of nearly $1,000,000 to fund exploration, operating expenses and working capital deficit.

As of November 30, 2009, we had a working capital deficit of $698,874. We do not expect our business to achieve profitability in the near future as we expect to continue to incur substantial acquisition, development and operating expenses. We will require additional funding to fund our working capital requirements. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or debt to fund our estimated general administration, exploration and other working capital requirements.

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

FIGURE 1

Yukon Territory
Area: 478,034 sq. km.
Population: 25,000
Capital: Whitehorse
BEAUFORT SEA
STOKES POINT
TUKTOYAKTUK
Inuvik
Old Crow
ALASKA
N.W.T.
YUKON
DEMPSTER HIGHWAY
Dawson
YUKON RIVER
KLONDIKE HIGHWAY
Elsa
Mayo
Macmillan Pass
NORTH CANOL
Faro
Carmacks
ROBERT CAMPBELL HWY.
Ross River
Tungsten
ALASKA HIGHWAY
Haines Junction
Whitehorse
SOUTH CANOL
Johnsons Crossing
Teslin
Carcross
Watson Lake
SKAGWAY
Atlin
HAINES
Cassiar
CASSIAR HWY
B.C.
EDMONTON
CALGARY
VANCOUVER

FIGURE 1
Location Map

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

The Peek Claims are accessible via an all-weather gravel and paved government-maintained road system which includes a tidewater port road link to Skagway, Alaska. The claims are linked by a secondary road with the Mount Skukum gold mill approximately 12.4 miles away. The Mount Skukum gold mill is a modern gold and silver production facility that is capable of producing both doré bars and metal concentrates depending on the type of ore being processed. The mill is currently idle.

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

From the mid 1920’s to the late 1960’s, little exploration of significance took place. By the 1970’s, many of the old showings were restaked as an increase in the value of base and precious metals rekindled the interest of prospectors and mining companies in the area. The Venus and Arctic mines again operated on Montana Mountain from 1969 to 1971. The Venus Mine was again rehabilitated during 1980 to 1981 and a new mill was installed at the southern end of Windy Arm, but no ore was processed.

On the area covered by the Peek Claims, recent exploration started in 1984 to 1985 when the Wheaton River Joint Venture performed prospecting, grid development, mapping, geochemical and geophysical surveys, bulldozer trenching and road building. Mineralized quartz veins and stockworks were discovered in several locations along a five kilometer long ridge on the claim property. The property was owned by the Wheaton River Syndicate from 1983 to 1986.

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

Recommendation of Geological Report and Geological Exploration Program

In June 2002, we received an initial Geological Report on the Peek Claims. Based on this report, we planned a four phase exploration program, at an estimated cost of $140,000, to be undertaken on the property to assess its potential to host high grade gold mineralization within quartz and sulphide veins. The four phase program consists of the following:

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

Based upon favorable results of Phase I and Phase II of our geological exploration program, we performed Phase III of the program which consisted of geological mapping, geophysical surveying and sampling, to select targets for the Phase IV drilling program consisting of 1,200 meters (approximately 3,936 feet) of diamond drilling, again contingent upon favorable results of Phase III. A Phase IV drilling program would be dependent upon a number of factors such as the geologists’ recommendations based upon previous phases and our available funds. See “Present Condition of the Property and Current State of Exploration” below.

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

Due to our strategic priority of closing the DIA acquisition, at this time, we currently do not plan to execute our Phase IV exploration strategy during fiscal 2010. Raising the $3,000,000 to fund the DIA transaction precludes a competing effort to raise the funds necessary to embark upon a continuing exploration program. We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our either of these activities. We believe that debt financing will not be an alternative for funding. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt at this time. We presently do not have any arrangements in place for any future equity financing.

Present Condition of the Property and Current State of Exploration

In years prior to 2009, we conducted exploration activities on the Peek Claims to determine whether there is commercially exploitable gold and silver mineralization or other metals. The following is a summary of the status of our exploration program on the Peek Claims:

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

Table 1 - Claim Status

Claim Name	Grant Numbers	Current Expiry Date
PEEK 1-8	YC 19158 – 165	August 19, 2010

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

PART II

ITEM 4.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Over the Counter (OTC) Bulletin Board which is sponsored by the Financial Industry Regulatory Authority, Inc. (FINRA). The OTC Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current “bids” and “asks” as well as volume information. The OTC Bulletin Board is not considered a “national exchange.”

Our Common stock is traded on the FINRA OTC Bulletin Board under the symbol “TXDV”. The following table shows the high and low bid information for the Common stock for each quarter of the fiscal years 2008 and 2009.

Fiscal Year	Low Closing	High Closing
2008
First Quarter	$0.70	$1.25
Second Quarter	$1.01	$1.25
Third Quarter	$0.42	$1.01
Fourth Quarter	$0.40	$1.28

Fiscal Year	Low Closing	High Closing
2009
First Quarter	$1.28	$1.28
Second Quarter	$0.05	$1.75
Third Quarter	$0.15	$0.15
Fourth Quarter	$0.15	$2.40

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Holders of Record

As of November 30, 2009 there were 4 shareholders of record of our common stock with an unknown number of additional shareholders who hold shares through brokerage firms.

Dividends

We have not paid any dividends and do not anticipate the payment of dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Issuer Purchase of Equity Securities

During our fiscal year ended November 30, 2009, neither the Company nor any of its affiliates repurchased common shares of the Company.

Recent Sales of Unregistered Securities

On March 25, 2009, the Company entered into a promissory note with a third party for $25,000, which is unsecured, due on demand and bears interest at 5% per annum. Interest and principal are due on demand.

The foregoing transactions were conducted by the Company in private placements to non-U.S. persons outside the United States in off-shore transactions pursuant to an exemption from registration available under Rule 903 of Regulation S of the United States Securities Act of 1933, as amended.

ITEM 5. SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Plan of Operation

As a result of our failure to generate substantial revenues since our inception, we have not been satisfied with our initial business plan to this point. We are presently reviewing the current state of our business in detail with consultants in order to evaluate the progress of our mining business. At the present time, we intend to continue to develop our current mining business and complete an acquisition under our revised management and corporate governance structure.

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

Acquisition:

Term Sheet - REX:

On September 16, 2008, we signed a Term Sheet (the “Term Sheet”) that sets forth the principal terms upon which we proposed to enter into a definitive agreement (the “Definitive Agreement”) to acquire Royalty Exploration, LLC (“REX”) and commenced a concurrent financing of $40,000,000. The Term Sheet was subsequently amended on November 12, 2008 and March 9, 2009 and we signed a letter agreement on August 25, 2009, which details the responsibilities of the parties going forward with respect to the transaction. The significant terms and disclosures of the Term Sheet and the letter agreement were reported in Forms 8-K filed with the SEC on September 22, 2008, November 12, 2008, March 11, 2009 and September 1, 2009, respectively, which are herein incorporated by reference. The Term Sheet expired and the transaction with REX was not completed.

Term Sheet - DIA:

Subsequent to the end of fiscal 2009, on February 15, 2010 we entered into a Term Sheet with Diamond Industry Associates Ltd (“DIA”) whereby we will acquire 100% of DIA’s issued and outstanding shares or alternatively the assets and contractual obligations of DIA. The acquisition will be subject to a definitive agreement and customary terms and conditions. In conjunction with the transaction, we plan to commence a private placement financing of up to $3 million.

DIA seeks to become a leading diamond producer in the Democratic Republic of the Congo (“DRC”), a historically rich diamond producing region of the world. DIA’s alluvial diamond concessions are located along 40km of the Mbujimayi River in the Kasai Oriental region of the DRC. The area has been subject to extensive artisanal prospecting since the 1920s. The concessions are just northeast of the Polygon, which is one of the richest diamond reserves in the world, estimated to contain a cluster of at least 12 kimberlites having produced 650 million carats of diamonds since 1917.

The geology in this region is dominated by the sediments of the Precambrian Mbuji-Mayi Formation, which locally comprise dolomites, sandstones and argillites, as well as doleritic volcanics. This formation was intruded by highly diamondiferous Bakwanga kimberlites during the Lower Cretaceous period. It was the subsequent erosion of these deposits that led to the rise of some of the largest high-grade alluvial diamond deposits in the world. The most economically important alluvial deposits (terraces) are Holocene in age, with the modern-day meandering Mbuji-Mayi river system cutting down into the valley floor of the Mbuji-Mayi Formation.

We are in the process of completing our due diligence and negotiating a definitive agreement with DIA. The significant terms and disclosures of the Term Sheet were reported in a Form 8-K filed with the SEC on February 23, 2010, which is herein incorporated by reference.

Results of Operations

We did not earn any revenues from November 30, 2008 to November 30, 2009. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties, which is not expected for several years, if at all. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties. Alternatively, we may begin to earn revenues with the acquisition of DIA, but cannot assure that this acquisition will be consummated.

We incurred operating expenses in the amount of $185,032 for the period ended November 30, 2009 compared with $175,944 for the period ended November 30, 2008. These operating expenses included Consulting fees of $76,404 and General and administrative costs of $100,008 and $8,620 loss on foreign exchange activities. The lower operating expenses during fiscal 2009 compared to fiscal 2008 resulted from decreased business activity related to exploring potential acquisitions. Costs during fiscal 2010 are anticipated to be consistent with those consulting and general and administrative expenses incurred in fiscal 2009; however, operational expenses may increase substantially if the acquisition of DIA is successful.

We incurred a net loss in the amount of $351,966 for the fiscal year ended November 30, 2009, compared to $517,805 for the fiscal year ended November 30, 2008. The change in net loss was attributable primarily to a smaller accretion of discounts on convertible debentures, increases in interest costs on increased borrowings and increases in operating costs described above, offset by the non-occurrence of write downs in oil and gas deposit assets in fiscal 2009 compared with $115,000 for the prior year . In 2009, the Company recognized a reserve of $93,160 for potential uncollectability of the receivable from REX for previously advanced due diligence funding to that company that is refundable to us in twelve equal monthly payments.

Liquidity and Capital Resources

As of November 30, 2009, we had a working capital deficiency of $698,874. We do not expect our business to achieve profitability in the near future as we expect to continue to incur substantial development and operating expenses. We will require additional funding to fund our working capital requirements. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or debt to fund our estimated general administration, exploration and other working capital requirements. We believe that debt financing will not be an alternative for funding. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until we locate mineral reserves on our mineral claims.

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

Our continued existence and plans for future growth depend on our ability to obtain the capital necessary to operate by the sale of equity shares. We will need to raise additional capital of $3,000,000 in coming months to fund our capital requirements through November 30, 2010, and to complete the transactions contemplated by the DIA Term Sheet.

We believe there is substantial doubt that we can continue as a going concern which, if true, raises substantial doubt that a purchaser or holder of our common stock will receive a return on his or her investment. As at November 30, 2009, we had cash of $2,416, a working capital deficit of $698,874 and an accumulated deficit of $1,642,777, and will likely continue to incur further losses as we continue our exploration program and acquisition activities. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral properties or successfully acquiring additional properties or business opportunities. If we cannot raise sufficient capital, we may be required to liquidate our assets, issue securities or debt on terms extremely dilutive to existing shareholders or file for bankruptcy. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Contractual obligations	Payments due by period
	Total	Less than 1 year	2-3 years	3-5 years	More than 5 years
Convertible Debentures	585,000	-	585,000	-	-
Promissory Notes	365,000	365,000	-	-	-
Total	950,000	365,000	585,000	-	-

In February of 2010, we signed a Term Sheet with DIA. Under the Term Sheet, the Company agreed to commence a financing of $3,000,000 to fund the acquisition of DIA.

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

The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Based Compensation”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

b)	Financial Instruments

ASC 820, “Fair Value Measurements” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

Our financial instruments consist principally of cash, note receivable, accounts payable, amounts due to related parties, promissory notes payable, and convertible debentures. Pursuant to ASC 820, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The Company has operations in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Adopted Accounting Pronouncements

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material effect on the Company’s financial statements. Refer to Note 13.

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Going concern

The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at November 30, 2009, the Company has a working capital deficit of $698,874, and has accumulated losses of $1,642,777 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As at November 30, 2009, the Company had cash of $2,416 on hand. The Company does not have sufficient funds to meet planned expenditures over the next twelve months, and will need to seek additional debt or equity financing to meet its planned expenditures. Management believes that it will need to raise approximately $40,000,000 in additional financing to complete the transactions contemplated by the REX Term Sheet and meet its other planned expenditures. The Company currently has no commitment for such financing. Accordingly, there is a risk that the Company will be unable to raise the required financing and complete the transactions contemplated by the REX Term Sheet and its other planned expenditures.

Private Placements

On March 25, 2009, the Company entered into a promissory note with a third party for $25,000, which is unsecured, due on demand and bears interest at 5% per annum. Interest and principal are due on demand.

On December 19, 2008, the Company entered into a promissory note with a third party for $50,000, which is unsecured, due on demand and bears interest at 5% per annum. Interest and principal are due on demand.

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

Convertible Debenture

On April 10, 2007, the Company issued a 6% convertible debenture with a principal amount of $200,000 which was due and payable on December 31, 2008. On December 18, 2008, the maturity date was extended to December 31, 2010. Interest is payable semi-annually beginning on September 30, 2007, and thereafter on March 31st and September 30th of each year, payable at the option of the Company in cash or shares. As at November 30, 2009, the Company had not made any interest payments and pursuant to the debenture has accrued default interest of 8% since September 30, 2007. The principal and accrued interest on the debenture may be converted at any time into shares of the Company’s common stock at a price of $0.25 per share, at the option of the holder. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $80,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible debenture. The Company records accretion expense over the term of the convertible debenture up to its face value of $200,000. As at November 30, 2009, $78,515 has been accreted increasing the carrying value of the convertible debenture to $198,516.

On May 2, 2007, the Company issued a 6% convertible debenture with a principal amount of $125,000 which was due and payable on December 31, 2008. On December 18, 2008, the maturity date was extended to December 31, 2010. Interest is payable semi-annually beginning on September 30, 2007, and thereafter on March 31st and September 30th of each year, payable at the option of the Company in cash or shares. As at November 30, 2009, the Company had not made any interest payments and pursuant to the debenture has accrued default interest of 8% since September 30, 2007. The principal and accrued interest on the debenture may be converted at any time into shares of the Company’s common stock at a price of $0.25 per share, at the option of the holder. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $50,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible debentures. The Company records accretion expense over the term of the convertible debenture up to its face value of $125,000. As at November 30, 2009, $49,101 has been accreted increasing the carrying value of the convertible debenture to $124,050.

On November 19, 2007, the Company issued a 6% convertible debenture with a principal amount of $110,000 which was due and payable on December 31, 2008. On December 18, 2008, the maturity date was extended to December 31, 2010. Interest is payable semi-annually beginning on May 31, 2008, and thereafter on May 31st and November 30th of each year, payable at the option of the Company in cash or shares. As at November 30, 2009, the Company had not made any interest payments and pursuant to the debenture has accrued default interest of 8% since May 31, 2008. The principal and accrued interest on the debenture may be converted at any time into shares of the Company’s common stock at a price of $0.25 per share, at the option of the holder. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $44,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible debenture. The Company records accretion expense over the term of the convertible debenture up to its face value of $110,000. As at November 30, 2009, $42,885 has been accreted increasing the carrying value of the convertible debenture to $108,885.

On March 11, 2008, the Company issued a 6% convertible debenture with a principal amount of $150,000 which was due and payable on December 31, 2008. On December 18, 2008, the maturity date was extended to December 31, 2010. Interest is payable semi-annually beginning on May 31, 2008, and thereafter on May 31st and November 30th of each year, payable at the option of the Company in cash or shares. As at November 30, 2009, the Company had not made any interest payments and pursuant to the debenture has accrued default interest of 8% since May 31, 2008. The principal and accrued interest on the debenture may be converted at any time into shares of the Company’s common stock at a price of $0.25 per share, at the option of the holder. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $60,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible debenture. The Company records accretion expense over the term of the convertible debenture up to its face value of $150,000. As at November 30, 2009, $58,052 has been accreted increasing the carrying value of the convertible debenture to $148,052.

In each case, the Company accounted for the embedded beneficial conversion feature in accordance with ASC 470-20 “Debt with Conversion and Other Options”.

The foregoing transactions were conducted by the Company in private placements to non-U.S. persons outside the United States in off-shore transactions pursuant to an exemption from registration available under Rule 903 of Regulation S of the United States Securities Act of 1933, as amended.

ITEM 6A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Texada Ventures Inc.

(An Exploration Stage Company)

November 30, 2009

Index

Report of Independent Registered Public Accounting Firm	23

Balance Sheets	24

Statements of Operations	25

Statements of Cash Flows	26

Statement of Stockholders’ Deficit	27

Notes to the Financial Statements	28

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders

Texada Ventures Inc.

(An Exploration Stage Company)

We have audited the accompanying balance sheets of Texada Ventures Inc. (An Exploration Stage Company) as of November 30, 2009 and 2008, and the related statements of operations, cash flows and stockholders’ deficit for the years then ended and accumulated for the period from October 17, 2001 (Date of Inception) to November 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texada Ventures Inc. (An Exploration Company) as of November 30, 2009 and 2008, and the results of its operations, cash flows and stockholders’ deficit for the years then ended and accumulated for the period from October 17, 2001 (Date of Inception) to November 30, 2009 in conformity with accounting principles generally accepted in the United States.

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

/s/ MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 10, 2010

Texada Ventures Inc.

(An Exploration Stage Company)

Balance Sheets

(Expressed in US dollars)

	November 30, 2009	November 30, 2008

ASSETS

Current Assets

Cash	$ 2,416	$ 3,352
Note receivable (Note 4)	–	83,284
Prepaid expenses and deposits	–	5,120

Total Current Assets	2,416	91,756

Total Assets	$ 2,416	$ 91,756

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable (Note 6(c))	$ 117,788	$ 72,296
Accrued liabilities (Note 5)	148,113	79,915
Due to related parties (Notes 6(a) and (b))	70,389	7,080
Promissory notes payable (Note 7)	365,000	290,000
Convertible debentures, less unamortized discount of $nil and $16,124, respectively (Note 8)	–	568,876

Total Current Liabilities	701,290	1,018,167

Convertible debentures, less unamortized discount of $5,497 and $nil, respectively (Note 8)	579,503	–

Total Liabilities	1,280,793	1,018,167

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 11)
Subsequent Event (Note 13)

Stockholders’ Deficit

Preferred shares, 100,000,000 shares authorized, $0.001 par value; None issued and outstanding	–	–

Common shares, 200,000,000 shares authorized, $0.001 par value; 24,293,334 shares issued and outstanding (Note 9)	24,293	24,293

Additional paid-in capital	340,107	340,107

Deficit accumulated during the exploration stage	(1,642,777)	(1,290,811)

Total Stockholders’ Deficit	(1,278,377)	(926,411)

Total Liabilities and Stockholders’ Deficit	$ 2,416	$ 91,756

(The accompanying notes are an integral part of these financial statements)

Texada Ventures Inc.

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

	Accumulated from
	October 17, 2001 (Date of Inception)	For the Year Ended	For the Year Ended
	to November 30,	November 30,	November 30,
	2009	2009	2008

Revenue	$ –	$ –	$ –

Operating Expenses

Amortization	798	–	–
Consulting (Notes 6(a) and (b))	182,958	76,404	52,555
Exploration costs	20,091	–	–
General and administrative	513,393	100,008	132,43
Loss (gain) on foreign exchange	(444)	8,620	(9,064)
Mineral property costs	3,747	–	–

Total Operating Expenses	720,543	185,032	175,944

Loss from Operations	(720,543)	(185,032)	(175,944)

Other Income (Expense)

Accretion of discount on convertible debentures	(228,503)	(10,627)	(169,617)
Interest income	4,022	–	–
Interest on convertible debentures	(101,825)	(46,811)	(42,766)
Interest on promissory notes	(46,286)	(22,226)	(12,685)
Interest on related party loans	(8,500)	–	(1,793)
Gain on settlement of debt	5,890	5,890	–
Loss on disposal of equipment	(2,075)	–	–
Loss on write down of note receivable	(86,797)	–	–
Loss on write down of oil and gas deposit	(365,000)	–	(115,000)
Provision for loan receivable	(93,160)	(93,160)

Total Other Income (Expense)	(922,234)	(166,934)	(341,861)

Net Loss	$ (1,642,777)	$ (351,966)	(517,805)

Net Loss Per Share – Basic and Diluted		$ (0.01)	$ (0.02)

Weighted Average Shares Outstanding		24,293,334	24,293,334

(The accompanying notes are an integral part of these financial statements)

Texada Ventures Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

	Accumulated from October 17, 2001 (Date of Inception) to November 30, 2009	For the Year Ended November 30, 2009	For the Year Ended November 30, 2008

Operating Activities

Net loss	$ (1,642,777)	$ (351,966)	$ (517,805)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of convertible debt discount	228,503	10,627	169,617
Amortization	798	–	–
Gain on settlement of debt	(5,890)	(5,890)	–
Loss on disposal of equipment	2,075	–	–
Loss on write down of note receivable	86,797	–	–
Provision for loan receivable	93,160	93,160	–
Write-off of oil and gas deposit	365,000	–	115,000

Changes in operating assets and liabilities:
Note receivable	(9,876)	(9,876)	–
Prepaid expenses	–	5,120	(4,968)
Accounts payable and accrued liabilities	265,901	113,690	68,754
Due to related parties	76,279	69,199	373

Net Cash Used in Operating Activities	(540,030)	(75,936)	(169,029)

Investing Activities

Acquisition of oil and gas interests	(365,000)	–	(5,000)
Advance of note receivable	(170,081)	–	(83,284)
Purchase of equipment	(2,873)	–	–

Net Cash Used In Investing Activities	(537,954)	–	(88,284)

Financing Activities

Advances from related party loan	50,000	–	–
Repayment of related party loan	(50,000)	–	(50,000)
Proceeds from convertible debentures	585,000	–	150,000
Proceeds from promissory notes payable	365,000	75,000	140,000
Proceeds from issuance of common shares	130,400	–	–

Net Cash Provided by Financing Activities	1,080,400	75,000	240,000

Increase (Decrease) in Cash	2,416	(936)	(17,313)

Cash - Beginning of Period	–	3,352	20,665

Cash - End of Period	$ 2,416	$ 2,416	$ 3,352

Supplemental Disclosures
Interest paid	$ 8,500	$ –	$ 8,500
Income taxes paid	$ –	$ –	$ –

(The accompanying notes are an integral part of these financial statements)

Texada Ventures Inc.

(An Exploration Stage Company)

Statement of Stockholders’ Deficit

From October 17, 2001 (Date of Inception) to November 30, 2009

(Expressed in US dollars)

				Deficit
	Common Shares			Accumulated
			Additional	During the
	Common	Par	Paid-in	Exploration
	Shares	Value	Capital	Stage	Total
	#	$	$	$	$

Balance, October 17, 2001 (Date of inception)	–	–	–	–	–

Shares issued for cash at $0.0005	12,000,000	12,000	(6,000)	–	6,000
Net loss for the period	–	–	–	(4,254)	(4,254)

Balance, November 30, 2001	12,000,000	12,000	(6,000)	(4,254)	1,746

Shares issued for cash at $0.01	12,000,000	12,000	108,000	–	120,000
Net loss for the year	–	–	–	(21,106)	(21,106)

Balance, November 30, 2002	24,000,000	24,000	102,000	(25,360)	100,640

Net loss for the year	–	–	–	(42,929)	(42,929)

Balance, November 30, 2003	24,000,000	24,000	102,000	(68,289)	57,711

Net loss for the year	–	–	–	(19,057)	(19,057)

Balance, November 30, 2004	24,000,000	24,000	102,000	(87,346)	38,654

Shares issued for cash at $0.015	293,334	293	4,107	–	4,400
Net loss for the year	–	–	–	(26,580)	(26,580)

Balance, November 30, 2005	24,293,334	24,293	106,107	(113,926)	16,474

Net loss for the year	–	–	–	(85,501)	(85,501)

Balance, November 30, 2006	24,293,334	24,293	106,107	(199,427)	(69,027)

Beneficial conversion feature of convertible debenture	–	–	174,000	–	174,000
Net loss for the year	–	–	–	(573,579)	(573,579)
Balance, November 30, 2007	24,293,334	24,293	280,107	(773,006)	(468,606)
Beneficial conversion feature of convertible debenture	–	–	60,000	–	60,000
Net loss for the year	–	–	–	(517,805)	(517,805)

Balance, November 30, 2008	24,293,334	24,293	340,107	(1,290,811)	(926,411)
Net loss for the year	–	–	–	(351,966)	(351,966)
Balance, November 30, 2009	24,293,334	24,293	340,107	(1,642,777)	(1,278,377)

(The accompanying notes are an integral part of these financial statements)

Texada Ventures Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

November 30, 2009

(Expressed in US dollars)

1.	Nature of Operations and Continuance of Business

Texada Ventures Inc. (the “Company”) was incorporated in the State of Nevada on October 17, 2001. The Company is an Exploration Stage Company, as defined by ASC 915, Development Stage Entities. The Company’s principal business is the acquisition and exploration of oil and gas and mineral resources. The Company has not presently determined whether its properties contain mineral or petroleum reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2009, the Company has a working capital deficit of $698,874 and has accumulated losses of $1,642,777 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As at November 30, 2009, the Company had cash of $2,416 on hand, and for the next twelve months, management anticipates that the minimum cash requirements to fund its proposed exploration program and continued operations will be $500,000. Accordingly, the Company does not have sufficient funds to meet planned expenditures over the next twelve months, and will need to seek additional debt or equity financing to meet its planned expenditures. There is no assurance that the Company will be able to raise sufficient cash to fund its future exploration programs and operational expenditures.

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

The Company computes earnings (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at November 30, 2009, the Company has 1,098,922 (November 30, 2008 – 936,000) split-adjusted dilutive securities outstanding.

Texada Ventures Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

November 30, 2009

(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)
e)	Mineral Property Costs

The Company is engaged in the acquisition, exploration and development of mineral properties. Mineral property acquisition costs are capitalized in accordance with ASC 360, Property, Plant, and Equipment, when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met. In the event that a mineral property is acquired through the issuance of the Company’s shares, the mineral property will be recorded at the fair value of the respective property or the fair value of common shares, whichever is more readily determinable.

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

The Company records stock-based compensation in accordance with ASC 718, Compensation - Stock Based Compensation, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

g)	Long-lived Assets

In accordance with ASC 360, Property, Plant and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

h)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2009 and 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

i)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

j)	Financial Instruments

ASC 820, Fair Value Measurements requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Texada Ventures Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

November 30, 2009

(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

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

Our financial instruments consist principally of cash, note receivable, accounts payable, amounts due to related parties, promissory notes payable, and convertible debentures. Pursuant to ASC 820, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

l)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in a foreign currency and the Company follows ASC 830, Foreign Currency Translation. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

m)	Asset Retirement Obligations

The Company has adopted ASC 440, Asset Retirement and Environmental Obligations, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset.

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

n)	Adopted Accounting Pronouncements

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material effect on the Company’s financial statements. Refer to Note 13.

Texada Ventures Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

November 30, 2009

(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)
n)	Adopted Accounting Pronouncements

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Mineral Properties

Pursuant to an agreement dated November 2, 2001, the Company acquired a 100% interest in eight mineral claims located in the Whitehorse Mining District, Yukon Territory, Canada known as the Peek claims for $2,500. The property is being held in trust for the Company by a third party.

4.	Note Receivable

The Company provided a note receivable of $93,160 to the Royalty Exploration pursuant to the Term Sheet described in Note 11(a). The note receivable is due upon the close of the REX acquisition or, if the REX acquisition is not consummated, in 12 equal monthly instalments after the termination of the Term Sheet. The terms of repayment were modified by the Letter Agreement as described in Note 11(a). The receivable is unsecured and does not accrue interest. As there is uncertainty as to the collectability of the loan at November 30, 2009, a provision has been recognized for the entire amount.

5.	Accrued Liabilities

Accrued liabilities consist of accrued interest of $148,113 (November 30, 2008 - $79,075) on the convertible debentures and promissory notes payable and accrued liabilities for services of $nil (November 30, 2008 - $840).

6.	Related Party Transactions
a)

On September 12, 2008, Company entered into an engagement letter with the Chief Executive Officer (“CEO”) of the Company as described in Note 11(b). Pursuant to the agreement the Company incurred $14,217 (2008 - $4,555) in consulting fees to a company owned and controlled by the CEO of the Company during the year ended November 30, 2009. A $10,000 retainer was paid to the company owned and controlled by the CEO. As at November 30, 2009, $13,059 (November 30, 2008 - $3,080) in consulting fees are owed to the CEO.

b)

During the year ended November 30, 2009, the Company incurred $48,000 (2008 - $48,000) in consulting fees to the former President of the Company. As at November 30, 2009, $44,000 (November 30, 2008 - $4,000) in consulting fees and $13,330 (November 30, 2008 - $nil) of expenditures incurred on behalf of the Company are owed to the former President of the Company.

c)	As at November 30, 2009, accounts payable includes $3,125 (November 30, 2008 - $3,125) owing to a former director for expenses incurred on the Company’s behalf.
d)

The Company neither owns nor leases any real or personal property. The Chief Financial Officer provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.

7.	Promissory Notes Payable
a)

On March 25, 2009, the Company entered into a promissory note with a third party for $25,000, which is unsecured, due on demand and bears interest at 5% per annum. Interest and principal are due on demand.

b)

On December 19, 2008, the Company entered into a promissory note with a third party for $50,000, which is unsecured, due on demand and bears interest at 5% per annum. Interest and principal are due on demand.

c)

On October 27, 2008, the Company entered into a promissory note with a third party for $140,000, which is unsecured, due on demand and bears interest at 5% per annum. Interest and principal are due on demand.

Texada Ventures Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

November 30, 2009

(Expressed in US dollars)

7.	Promissory Notes Payable (continued)
d)

On February 15, 2007, the Company entered into a promissory note with a third party for $50,000, which is unsecured, due on demand and bears interest at 8% per annum. Interest is payable annually due on or before February 14 of each year. Interest due on February 14, 2009 and 2008 is recorded as accrued interest as of November 30, 2009.

e)	On November 20, 2006, the Company entered into a promissory note with a third party for $100,000, which is unsecured, due on demand and bears interest at 8% per annum.

8.	Convertible Debentures
a)

On April 10, 2007, the Company issued a 6% convertible debenture with a principal amount of $200,000 which was due and payable on December 31, 2008. Interest is payable semi-annually beginning on September 30, 2007, and thereafter on March 31st and September 30th of each year, payable at the option of the Company in cash or shares. As at November 30, 2009, the Company had not made any interest payments and pursuant to the debenture has accrued default interest of 8% since September 30, 2007. The principal and accrued interest on the debenture may be converted at any time into shares of the Company’s common stock at a price of $0.625 per share, at the option of the holder.

In accordance with ASC 470-20, Debt with Conversion and Other Options, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $80,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible debenture. The Company records accretion expense over the term of the convertible debenture up to its face value of $200,000. On December 18, 2008, the Company entered into an amendment to the convertible debenture to extend the maturity date of the note from December 31, 2008 to December 31, 2010. As at December 18, 2008, $78,352 had been accreted increasing the carrying value of the convertible debenture to $198,352. As at December 18, 2008, the Company had accrued interest of $25,151.

Pursuant to ASC 470-60, Troubled Debt Restructurings by Debtors, the total future cash flows of the restructured debt was compared with the carrying value of the original debt. As the total future cash flows of the restructured debt were greater than the carrying value at the date of amendment, the carrying value of the original debt at the date of modification was not adjusted. Pursuant to ASC 470-60, a new effective interest rate was computed and used to determine interest expense for the modified debenture. As at November 30, 2009, $78,515 has been accreted increasing the carrying value of the convertible debenture to $198,516. As at November 30, 2009, the Company has accrued interest of $40,362.

b)

On May 2, 2007, the Company issued a 6% convertible debenture with a principal amount of $125,000 which was due and payable on December 31, 2008. Interest is payable semi-annually beginning on September 30, 2007, and thereafter on March 31st and September 30th of each year, payable at the option of the Company in cash or shares. As at November 30, 2009, the Company had not made any interest payments and pursuant to the debenture has accrued default interest of 8% since September 30, 2007. The principal and accrued interest on the debenture may be converted at any time into shares of the Company’s common stock at a price of $0.625 per share, at the option of the holder.

In accordance with ASC 470-20, Debt with Conversion and Other Options, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $50,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible debentures. The Company records accretion expense over the term of the convertible debenture up to its face value of $125,000. On December 18, 2008, the Company entered into an amendment to the convertible debenture to extend the maturity date of the note from December 31, 2008 to December 31, 2010. As at December 18, 2008, $48,910 had been accreted increasing the carrying value of the convertible debenture to $123,933. As at December 18, 2008, the Company had accrued interest of $15,267.

Pursuant to ASC 470-60, Troubled Debt Restructurings by Debtors, the total future cash flows of the restructured debt was compared with the carrying value of the original debt. As the total future cash flows of the restructured debt were greater than the carrying value at the date of amendment, the carrying value of the original debt at the date of restructuring was not adjusted. Pursuant to ASC 470-60, a new effective interest rate was computed and used to determine interest expense for the modified debenture. As at November 30, 2009, $49,101 has been accreted increasing the carrying value of the convertible debenture to $124,050. As at November 30, 2009, the Company has accrued interest of $24,774.

Texada Ventures Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

November 30, 2009

(Expressed in US dollars)

8.	Convertible Debentures (continued)
c)

On November 19, 2007, the Company issued a 6% convertible debenture with a principal amount of $110,000 which was due and payable on December 31, 2008. Interest is payable semi-annually beginning on May 31, 2008, and thereafter on May 31st and November 30th of each year, payable at the option of the Company in cash or shares. As at November 30, 2009, the Company had not made any interest payments and pursuant to the debenture has accrued default interest of 8% since May 31, 2008. The principal and accrued interest on the debenture may be converted at any time into shares of the Company’s common stock at a price of $0.625 per share, at the option of the holder.

In accordance with ASC 470-20, Debt with Conversion and Other Options, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $44,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible debenture. The Company records accretion expense over the term of the convertible debenture up to its face value of $110,000. On December 18, 2008, the Company entered into an amendment to the convertible debenture to extend the maturity date of the note from December 31, 2008 to December 31, 2010. As at December 18, 2008, $42,598 had been accreted increasing the carrying value of the convertible debenture to $108,598. As at December 18, 2008, the Company had accrued interest of $8,333.

Pursuant to ASC 470-60, Troubled Debt Restructurings by Debtors, the total future cash flows of the restructured debt was compared with the carrying value of the original debt. As the total future cash flows of the restructured debt were greater than the carrying value at the date of amendment, the carrying value of the original debt was not adjusted. Pursuant to ASC 470-60, a new effective interest rate was computed and used to determine interest expense for the modified debenture. As at November 30, 2009, $42,885 has been accreted increasing the carrying value of the convertible debenture to $108,885. As at November 30, 2009, the Company has accrued interest of $16,699.

d)

On March 11, 2008, the Company issued a 6% convertible debenture with a principal amount of $150,000 which was due and payable on December 31, 2008. Interest is payable semi-annually beginning on May 31, 2008, and thereafter on May 31st and November 30th of each year, payable at the option of the Company in cash or shares. As at November 30, 2009, the Company had not made any interest payments and pursuant to the debenture has accrued default interest of 8% since May 31, 2008. The principal and accrued interest on the debenture may be converted at any time into shares of the Company’s common stock at a price of $0.625 per share, at the option of the holder.

In accordance with ASC 470-20, Debt with Conversion and Other Options, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $60,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible debenture. The Company records accretion expense over the term of the convertible debenture up to its face value of $150,000. On December 18, 2008, the Company entered into an amendment to the convertible debenture to extend the maturity date of the note from December 31, 2008 to December 31, 2010. As at December 18, 2008, $57,356 had been accreted increasing the carrying value of the convertible debenture to $147,356. As at December 18, 2008, the Company had accrued interest of $8,584.

Pursuant to ASC 470-60, Troubled Debt Restructurings by Debtors, the total future cash flows of the restructured debt was compared with the carrying value of the original debt. As the total future cash flows of the restructured debt were greater than the carrying value at the date of amendment, the carrying value of the original debt was not adjusted. Pursuant to ASC 470-60, a new effective interest rate was computed and used to determine interest expense for the modified debenture. As at November 30, 2009, $58,052 has been accreted increasing the carrying value of the convertible debenture to $148,052. As at November 30, 2009, the Company has accrued interest of $19,992.

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

November 30, 2009

(Expressed in US dollars)

10.	Segment Disclosures

The Company operates in one operating segment, which is the acquisition and exploration of oil and gas resources and mineral resources. The Chief Executive Officer is the Company’s Chief Operating Decision Maker (“CODM”) as defined by ASC 280, Segment Report. The CODM allocates resources and assesses the performance of the Company based on the results of operations.

11.	Commitments
a)

On September 16, 2008, the Company signed a term sheet (The REX Term Sheet) that set forth the principal terms upon which the Company would enter into a definitive agreement (the “Definitive Agreement”) to acquire Royalty Exploration (the “REX Acquisition”) and commence a concurrent financing of $40,000,000. On November 12, 2008 and March 9, 2009, the REX Term Sheet was amended to extend the closing date of the transaction and to reduce the concurrent financing to between $10,000,000 and $40,000,000. The REX Term Sheet was non-binding, except for customary binding provisions. The REX Acquisition has not been consummated and the REX Term Sheet has expired on May 31, 2009.

b)

On August 28, 2009, the Company signed a Letter Agreement dated August 25, 2009, among the Company the transaction described in the Amended and Restated Term Sheet dated March 9, 2009, with Royalty Exploration, LLC and its wholly-owned subsidiary, Royalty Exploration Acquisition Co., LLC (collectively, “REX”). That transaction has not been consummated and the Term Sheet has expired. The Letter Agreement identifies the following conditions under which expenses or a breakup fee would be reimbursed or paid by REX to the Company should REX be successful in consummating the anticipated transaction without the involvement of Texada:

a.

REX agrees to pay the Company $168,971 in cash as full and complete satisfaction of the obligations under the Term Sheet, including the Bridge Loan and any expenses incurred in connection with the transactions contemplated in the Term Sheet.

b.	REX agrees to pay the Company $40,000 in cash as a break fee if REX does not accept a commercially reasonable financing transaction proposed by the Company.
c)

On September 12, 2008, the Company entered into an engagement letter with the Company’s Chief Executive Officer to provide management services in consideration for fees based upon time expended, with a designated portion payable in cash and balance payable in the Company’s common stock at a deemed price of $2.50 per split-adjusted share. Refer to Note 6(a).

d)

On June 24, 2009, the Company and REX entered into an agreement with an agent for capital funding services for a period from June 24, 2009 to December 24, 2009. Pursuant to the agreement, the Company agreed to pay a success fee of 8%, inclusive of all fees, in cash of the amount of capital raised. The Company also agreed to pay reasonable expenses incurred in relation to the financial services provided. The agent did not provide any funding during the service period and the agreement expired on December 24, 2009.

12. Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense differs from the amount that would result from applying the U.S federal and state income tax rates to earnings before income taxes. The Company has a net operating loss carryforward of approximately $1,318,600 available to offset taxable income in future years which expire through fiscal 2029. Pursuant to ASC 740, the potential benefit of the net operating loss carryforward has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	November 30, 2009 $	November 30, 2008 $

Income tax recovery at statutory rate	$ 123,200	$ 181,200

Accretion on convertible debentures	(3,700)	(59,400)

Provision for loan receivable	(32,600)

Valuation allowance change	(86,900)	(121,800)

Provision for income taxes	$ –	$ –

Texada Ventures Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

November 30, 2009

(Expressed in US dollars)

12. Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of deferred income tax assets and liabilities at November 30, 2009 and 2008 are as follows:

	November 30, 2009 $	November 30, 2008 $

Net operating loss carryforward	$461,500	$374,600

Valuation allowance	(461,500)	(374,600)

Net deferred income tax asset	$–	$–

The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management’s judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

13.	Subsequent Event

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through the date of issuance of the audited consolidated financial statements. During this period, the Company did not have any material recognizable subsequent events, except as disclosed below.

(a)

On February 15, 2010, the Company signed a non-binding term sheet (the “Term Sheet”) with Diamond Industry Associates Limited (“DIA”) that set forth the principal terms upon which the Company would enter into a definitive agreement to acquire all of the issued and outstanding equity interest of DIA, or alternatively all of the assets, liabilities and contractual obligations of DIA by issuing shares of the Company’s common stock, and to commence a concurrent financing of at least $3,000,000.

The Term Sheet may be terminated by either party if the conditions set forth in the Term Sheet have not been satisfied on or before May 30, 2010. The Term Sheet may be terminated by DIA if the Company has not provided to DIA satisfactory evidence of financial commitments to raise at least $3,000,000 before May 30, 2010.

(b)	On February 15, 2010, the Company entered into a promissory note with a third party for $27,500, which is unsecured, non interest bearing and due on demand.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between the Company and its accountants regarding any matter or accounting principles or practice or financial statement disclosures. The Company changed its accountants in March 2007 as disclosed in Form 8-K filed with the SEC on March 1, 2007.

ITEM 8A(T). CONTROLS AND PROCEDURES

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

Through the year ended November 30, 2009, and to the present, we have engaged legal counsel who is experienced and qualified to practice before the Security and Exchange Commission, who actively reviewed company events and major transactions to advise management on appropriate disclosure of those events and transactions. Additionally, as at September 2008, the Company entered into an agreement with Ted R. Sharp, CPA, an experienced CFO of publicly-traded companies, to serve as CEO and CFO of the Company, Company filings with the SEC are reviewed by the Board of Directors, our management, and our SEC legal firm for proper and complete disclosure. Management believes that appropriate improvements in control over financial reporting in the future will improve the results of its evaluation of disclosure controls.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer / Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – “Integrated Framework.”  Management, under the supervision and with the participation of the Company’s Chief Executive Officer / Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2009 and concluded that it is ineffective in assuring that the financial reports of the Company are free from material errors or misstatements.

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

•

Lack of an independent board of directors and an audit committee, including an independent financial expert. With the consummation of the DIA acquisition, the Company anticipates expanding the board of directors to include a financial expert and independent directors. The current board is composed of two members who are not independent.

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

Changes in internal controls over financial reporting

During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to our current directors, executive officers and key employees. The term for each director expires at our next annual meeting or until his or her successor is appointed. The ages of the directors, executive officers and key employees are shown as of November 30, 2009.

Name, Current Office	Principal Occupation	Director/Officer Since	Age
Ted R. Sharp, CPA	Strategy Consultant	September 12, 2008	53

Chief Executive Officer

Chief Financial Officer,

President, Secretary,

Treasurer and Director

Dr. John Veltheer, Director	Strategy Consultant	September 26, 2006	44

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

Since February 2006, Mr. Sharp serves as Chief Financial Officer under a part-time management contract for Chief Financial Officer of Goldrich Mining Company, a mineral exploration company (OTCBB:GRMC). From November 2006 to June 2009, he also served as Chief Financial Officer and Director under a part-time management contract for Commodore Applied Technologies, Inc., an environmental remediation company (OTCBB:CXIA). In December 2002, Mr. Sharp founded Sharp Executive Associates, Inc., a consulting firm providing contract CFO services, Sarbanes-Oxley compliance services and other contract services to both privately-held and publicly-traded companies. From February 1989 through March 2003, Mr. Sharp served in executive management positions for Key Technology, Inc., a manufacturer of commercial goods (FINRAAQ: KTEC). Those positions included Corporate Controller, Managing Director of European Operations and Chief Financial Officer.

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

Arrangements between Officers and Directors

To our knowledge, there is no arrangement or understanding between any of our executive officers and any other person, including directors, pursuant to which the officer was selected to serve as an officer.

Family Relationships

None of our executive officers are related by blood, marriage, or adoption to any other director, executive officer, or other key employees.

Legal Proceedings

We are not aware of any material legal proceedings to which any of our executive officers or any associate of any of our executive officers is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.

We are not aware of any of our executive officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses) or being subject to any of the items set forth under Item 401 of Regulation S-K.

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

To our knowledge, based solely on our review of the copies of the Section 16(a) reports furnished to us, all Section 16(a) filing requirements applicable to our directors, executive officers and holders of more than 10% of any class of our registered securities were timely complied with during the year ended November 30, 2009.

Board Nominations

There have been no changes to the procedures pursuant to which shareholders may nominate directors to the board of directors of the Company.

ITEM 10.	EXECUTIVE COMPENSATION

We have no fulltime employees, including our executive officers. Our business is currently very small and does not require the services of full-time persons to executive our corporate strategies. Engaging professional consultants under part-time contracts allows us to conserve our limited cash resources while applying appropriate resources to technical and executive tasks. Our executives have been engaged and compensated as independent contractors to provide services similar to those provided by them to other companies. Additionally, the fees paid to the firm owned by our Chief Executive Officer / Chief Financial Officer, Ted R. Sharp, is at reduced rates from market rates, with a success fee to be paid in common stock upon the successful close of the REX acquisition. That contract also provides the ability to utilize other members of his consulting firm without entering into employment arrangements with each one. This compensation structure not only allows us to conserve cash for Mr. Sharp’s professional services, it also provides him incentive to close that strategic transaction. As we are successful in our growth strategies, our employment practices will change to more traditional employer/employee relationships as appropriate.

Summary Compensation Table

A summary of cash and other compensation paid to our executive officers and directors for the fiscal years ended November 30, 2009 and 2008 is as follows:

Name and Principal Position	Year Ending November 30	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Comp.	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Ted R. Sharp (1) Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director	2009 2008	- -	- -	- -	- -	- -	- -	$ 22,484 $ 9,089	$ 22,484 $ 9,089
Dr. John Veltheer (2) Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director	2009 2008	- -	- -	- -	- -	- -	- -	$48,000 $48,000	$48,000 $48,000

(1)

Mr. Sharp was appointed to these positions on September 12, 2008. Amounts paid includes $4,762 and $3,080 due in cash and $10,656 and $2,367 of fair value of stock issuable as of November 30, 2009 and 2008, respectively.

(2)

Dr. Veltheer resigned all positions except Director on September 12, 2008. He continues to provide consulting services under contract through and beyond the year ended November 30, 2009 for which he is paid $4,000 per month.

Our contract with Ted R. Sharp and his firm Sharp Executive Associates, Inc. provides for 50% of the fees charged to be paid in the form of common stock, contingent upon the successful close of the REX acquisition. Such stock is issued at a deemed price of $1.00 per share payable and issued quarterly against an invoice for services rendered for the preceding quarter. The Term Sheet for the REX acquisition terminated during the year, but some informal and unstructured efforts continued as of November 30, 2009 to consummate a transaction in some form. If we are successful at sometime in the future in consummating an acquisition of REX, a success fee consisting of 10,872 common shares is due for services rendered during the year ended November 30, 2009.

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

On September 12, 2008, concurrent with the engagement of Mr. Sharp and his firm, Dr. Veltheer resigned all positions except Director. He continues to provide consulting services under contract through and beyond the year ended November 30, 2009 for which he is paid $4,000 per month.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information as of March 15, 2010 regarding the ownership of our common stock by:

•	each person who is known by us to own more than 5% of our shares of common stock; and
•	each named executive officer, each director and all of our directors and executive officers as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 24,293,334 shares of common stock outstanding as of March 15, 2010.

Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. Shares subject to options that are exercisable within 60 days following March 15, 2010 are deemed to be outstanding and beneficially owned by the optionee for the purpose of computing share and percentage ownership of that optionee but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

Officers, Directors and Principal Stockholders

Name and Address of Beneficial Owner
Name/Position Officers and Directors	Address	Number of Shares	Percentage of Issued and Outstanding

Ted R. Sharp, CPA Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director	714 Whisperwood Ct. Nampa, ID 83686	0	0%

Dr. John Veltheer Former Chief Executive Officer, Former Chief Financial Officer, Former President, Former Secretary, Former Treasurer and Director	2957 West 21st Avenue Vancouver, B.C. V6L 1K7 Canada	12,000,000	49.4%

Officers and Directors as a Group		12,000,000	49.4%

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

On September 12, 2008, the Company entered into an engagement letter with Ted R. Sharp, the Chief Executive Officer of the Company, as described earlier. Pursuant to the agreement, the Company incurred $14,217 (2008 - $4,555) in consulting fees to a company owned and controlled by the Chief Executive Officer of the Company during the year ended November 30, 2009. As at November 30, 2009, $13,059 (2008 - $3,080) of consulting fees are owed to Mr. Sharp’s company. A $5,000 retainer was paid to the company owned and controlled by the Chief Executive Officer which has been applied to outstanding invoices. If the Company is successful in the acquisition of REX, a success fee consisting of 9,058 common shares is due for services rendered during the year ended November 30, 2009.

During the year ended November 30, 2009, the Company incurred $48,000 (2008 - $48,000) in consulting fees to Dr. John Veltheer, a director and the former President of the Company. As at November 30, 2009, $46,430 (2008 - $4,000) in consulting fees are owed to Mr. Veltheer.

As at November 30, 2009, accounts payable includes $3,125 (2008 - $3,125) owing to a former director for expenses incurred on the Company’s behalf.

During the year ended November 30, 2006, the Company received an advance of $50,000 from Mr. Veltheer, a director. The amount is supported by a promissory note, bears interest at 12% per annum and matured October 18, 2007. On November 8, 2007, the Company entered into an agreement to extend the loan to October 18, 2008. On March 18, 2008, the Company repaid the director $58,500, representing the total principal and accrued interest as of the repayment date. Interest of $nil was accrued as at November 30, 2009 (2008 - $6,707).

Director Independence

There are no independent directors on the Board of Directors of the Company.

ITEM 13.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company’s auditors for professional services rendered in connection with the audit of the Company’s annual financial statements for the periods from November 30, 2008 to November 30, 2009 and from November 30, 2007 to November 30, 2008 and reviews of the consolidated financial statements included in the Company’s Forms 10-Q for the periods from November 30, 2008 to November 30, 2009 and from November 30, 2007 to November 30, 2008, were $19,975 and $23,675, respectively.

Audit-Related Fees

The aggregate fees billed by the Company’s auditors for any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees” above for the periods November 30, 2008 to November 30, 2009 and from November 30, 2007 to November 30, 2008, were $nil and $nil, respectively.

Tax Fees

The aggregate fees billed by the Company’s auditors for professional services for tax compliance, tax advice, and tax planning for the periods from November 30, 2008 to November 30, 2009 and from November 30, 2007 to November 30, 2008, were $nil and $nil, respectively.

All Other Fees

The aggregate fees billed by the Company’s auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, for the periods from November 30, 2008 to November 30, 2009 and from November 30, 2007 to November 30, 2008, were $nil and $nil, respectively.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT	DESCRIPTION

3.1	Articles of Incorporation(1)
3.2	Bylaws, as amended(1)
3.3	Articles of Incorporation, as amended(2)
4.1	Form of Share Certificate(1)
10.1	Mineral Claim Purchase Agreement, dated November 2, 2001, between Glen MacDonald and Texada Ventures Inc.(1)
10.2	Loan Agreement, dated October 18, 2006, between Dr. John Veltheer and Texada Ventures Inc.(3)
10.3	Letter Agreement, dated November 9, 2006, between Texada Ventures Inc. and Link Investment Holdings, S.A.(4)
10.4	Promissory Note issued by Texada Ventures Inc. to IFG Trust Services, Inc. on February 15, 2007(7)
10.5	Term Sheet Agreement, dated March 21, 2007, between Texada Ventures Inc. and Anglo Energy Refining Corp.(8)
10.6	Assignment Agreement, dated April 5, 2007, between Texada Ventures Inc. and Anglo Energy Refining Corp.(9)
10.7	Loan Extension Agreement, dated November 8, 2007, between Texada Ventures Inc. and Dr. John Veltheer(10)
10.8	Assignment Agreement, effective November 8, 2007, between Texada Ventures Inc. and Anglo Energy Refining Corp.(10)
10.9	Engagement Letter agreement, dated September 12, 2008, between Texada Ventures Inc. and Sharp Executive Associates, Inc. (12)
10.10	Letter Agreement dated August 25, 2009, between Texada and Royalty Exploration LLC (13)
14.1	Code of Ethics(5)
16.1	Letter from Telford Sadovnick, P.L.L.C. regarding change in certifying accountant(11)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Share Purchase Agreement, dated September 25, 2006, between Marc Branson and Dr. John Veltheer (6)

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on April 15, 2003, as amended.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 21, 2006.
(3)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on October 20, 2006.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 11, 2006
(5)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on March 9, 2006.
(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 29, 2006
(7)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on February 28, 2007
(8)	Filed with the SEC as an exhibit to our Current Report on 8-K filed on March 23, 2007
(9)	Filed with the SEC as an exhibit to our Current Report on 8-K filed on April 11, 2007
(10)	Filed with the SEC as an exhibit to our Current Report on 8-K filed on November 13, 2007
(11)	Filed with the SEC as an exhibit to our Current Report on 8-K filed on March 5, 2007
(12)	Filed with the SEC as an exhibit to our Current Report on 8-K filed on September 14, 2008
(13)	Filed with the SEC as an exhibit to our Current Report on 8-K filed on September 1, 2009

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXADA VENTURES INC.

Date: March 15, 2010	/s/ Ted R. Sharp
Ted R. Sharp, Chief Executive Officer, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ted R. Sharp	Chief Executive Officer, Chief Financial Officer and Director	March 15, 2010
Ted R. Sharp	(Principal Executive Officer and Principal Financial Officer)

/s/ John Veltheer	Director	March 15, 2010
Dr. John Veltheer