Form 10-Q
period 2010-02-28
TEXADA VENTURES INC
filed 2010-04-14
CIK 1174907

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐  Yes  ☐  No

Indicate by check mark whether the Registrant is  ☐  a large accelerated filer, ☐  an accelerated file, ☐  a non-accelerated filer, or ☒   a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐  Yes ☒  No

Number of shares of issuer’s common stock outstanding as of April 14, 2010:   24,293,334

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

2

Balance Sheets

3

Statements of Operations

4

Statements of Cash Flows

5

Notes to Financial Statements

7

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

13

ITEM 3.

QUALITATIVE AND QUANTITATIVE DISCUSSION ABOUT MARKET RISK

18

ITEM 4T.

CONTROLS AND PROCEDURES

19

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

20

ITEM 1A.

RISK FACTORS

20

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

20

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

20

ITEM 4.

REMOVED AND RESERVED

20

ITEM 5.

OTHER INFORMATION

20

ITEM 6.

EXHIBITS

20

SIGNATURES

21

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended February 28, 2010 are not necessarily indicative of the results that can be expected for the year ending November 30, 2010.

As used in this Quarterly Report, the terms "we", "us", "our", “the Company” and “Texada” mean Texada Ventures Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Texada Ventures Inc.

(An Exploration Stage Company)

Balance Sheets

(Expressed in US dollars)

	February 28, 2010	November 30, 2009
	(Unaudited)

ASSETS

Current Assets

Cash	$ 29,880	$ 2,416

Total Assets	$ 29,880	$ 2,416

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable (Note 5(c))	$ 123,827	$ 117,788
Accrued liabilities (Note 4)	172,864	148,113
Due to related parties (Notes 5(a) and (b))	84,629	70,389
Promissory notes payable (Note 6)	392,500	365,000

Total Current Liabilities	773,820	701,290

Convertible debentures, less unamortized discount of $4,643 and $5,497, respectively (Note 7)	580,357	579,503

Total Liabilities	1,354,177	1,280,793

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 10)

Stockholders’ Deficit

Preferred shares, 100,000,000 shares authorized, $0.001 par value; None issued and outstanding	–	–

Common shares, 200,000,000 shares authorized, $0.001 par value; 24,293,334 shares issued and outstanding (Note 8)	24,293	24,293

Additional paid-in capital	340,107	340,107

Deficit accumulated during the exploration stage	(1,688,697)	(1,642,777)

Total Stockholders’ Deficit	(1,324,297)	(1,278,377)

Total Liabilities and Stockholders’ Deficit	$ 29,880	$ 2,416

(The accompanying notes are an integral part of these financial statements)

Texada Ventures Inc.

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

(unaudited)

	Accumulated from
	October 17, 2001 (Date of Inception)	For the Three Months Ended	For the Three Months Ended
	to February 28,	February 28,	February 28,
	2010	2010	2009

Revenue	$ –	$ –	$ –

Operating Expenses

Amortization	798	–	–
Consulting (Notes 5(a) and (b))	197,236	14,278	19,275
Exploration costs	20,091	–	–
General and administrative	527,799	14,406	50,530
Gain on foreign exchange	(1,142)	(698)	(365)
Mineral property costs	3,747	–	–

Total Operating Expenses	748,529	27,986	69,440

Loss from Operations	(748,529)	(27,986)	(69,440)

Other Income (Expense)

Accretion of discount on convertible debentures	(229,357)	(854)	(9,379)
Interest income	4,022	–	–
Interest on convertible debentures	(113,365)	(11,540)	(11,552)
Interest on promissory notes	(51,896)	(5,610)	(5,171)
Interest on related party loans	(8,500)	–	–
Gain on settlement of debt	5,960	70	–
Loss on disposal of equipment	(2,075)	–	–
Loss on write down of note receivable	(86,797)	–	–
Loss on write down of oil and gas deposit	(365,000)	–	–
Provision for loan receivable	(93,160)	–	–

Total Other Income (Expense)	(940,168)	(17,934)	(26,102)

Net Loss	$ (1,688,697)	$ (45,920)	$ (95,542)

Net Loss Per Share – Basic and Diluted		$ –	$ –

Weighted Average Shares Outstanding		24,293,334	24,293,334

(The accompanying notes are an integral part of these financial statements)

Texada Ventures Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	Accumulated from October 17, 2001 (Date of Inception) to February 28, 2010	For the Three Months Ended February 28, 2010	For the Three Months Ended February 28, 2009

Operating Activities

Net loss	$ (1,688,697)	$ (45,920)	$ (95,542)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of convertible debt discount	229,357	854	9,379
Amortization	798	–	–
Gain on settlement of debt	(5,890)	–	–
Loss on disposal of equipment	2,075	–	–
Loss on write down of note receivable	86,797	–	–
Provision for loan receivable	93,160	–	–
Write-off of oil and gas deposit	365,000	–	–

Changes in operating assets and liabilities:
Note receivable	(9,876)	–	–
Prepaid expenses	–	–	(4,880)
Accounts payable and accrued liabilities	296,691	30,790	39,196
Due to related parties	90,519	14,240	8,740

Net Cash Used in Operating Activities	(540,066)	(36)	(43,107)

Investing Activities

Acquisition of oil and gas interests	(365,000)	–	–
Advance of note receivable	(170,081)	–	–
Purchase of equipment	(2,873)	–	–

Net Cash Used In Investing Activities	(537,954)	–	–

Financing Activities

Advances from related party loan	50,000	–	–
Repayment of related party loan	(50,000)	–	–
Proceeds from convertible debentures	585,000	–	–
Proceeds from promissory notes payable	392,500	27,500	50,000
Proceeds from issuance of common shares	130,400	–	–

Net Cash Provided by Financing Activities	1,107,900	27,500	50,000

Increase (Decrease) in Cash	29,880	27,464	6,893

Cash - Beginning of Period	–	2,416	3,352

Cash - End of Period	$ 29,880	$ 29,880	$ 10,245

Supplemental Disclosures
Interest paid	$ 8,500	$ –	$ –
Income taxes paid	$ –	$ –	$ –

(The accompanying notes are an integral part of these financial statements)

Texada Ventures Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

February 28, 2010

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 28, 2010, the Company has a working capital deficit of $743,940 and has accumulated losses of $1,688,697 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As at February 28, 2010, the Company had cash of $29,880 on hand, and for the next twelve months, management anticipates that the minimum cash requirements to fund its proposed exploration program and continued operations will be $500,000. Accordingly, the Company does not have sufficient funds to meet planned expenditures over the next twelve months, and will need to seek additional debt or equity financing to meet its planned expenditures. There is no assurance that the Company will be able to raise sufficient cash to fund its future exploration programs and operational expenditures.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is November 30.

b)

Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended November 30, 2009, included in the Company’s Annual Report on Form 10-K filed on March 16, 2010 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at February 28, 2010, and the results of its operations and consolidated cash flows for the three months ended February 28, 2010 and 2009. The results of operations for the three months ended February 28, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

c)

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

Texada Ventures Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

February 28, 2010

(Expressed in US dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

d)

Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to its investment in mining and mineral claims, valuation of note receivable, stock-based compensation, and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

e)

Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at February 28, 2010, the Company has 1,098,922 split-adjusted dilutive securities outstanding. At February 28, 2010 and 2009, the effect of the Company’s outstanding common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

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

g)

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation - Stock Based Compensation, and ASC 505-50, Equity Based Payments to Non-Employees using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Texada Ventures Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

February 28, 2010

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

Level 1: Applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2: Applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3: Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Our financial instruments consist principally of cash, accounts payable, amounts due to related parties, promissory notes payable and convertible debentures. Pursuant to ASC 820, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

The Company has operations in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Texada Ventures Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

February 28, 2010

(Expressed in US dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

j)

Financial Instruments (continued)

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as of February 28, 2010 as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets For Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of February 28, 2010
Assets:
Cash equivalents	$29,880	$–	$–	$29,880

Total assets measured at fair value	$29,880	$–	$–	$29,880

Liabilities:
Convertible notes payable	–	580,357		580,357

Total liabilities measured at fair value	$–	$580,357	$–	$580,357

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

Adopted Accounting Pronouncements

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

4.

Accrued Liabilities

Accrued liabilities consist of accrued interest of $165,263 (November 30, 2009 - $148,113) on the convertible debentures and promissory notes payable and accrued services of $7,601 (November 30, 2009 - $nil).

Texada Ventures Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

February 28, 2010

(Expressed in US dollars)

(unaudited)

5.

Related Party Transactions

a)

On September 12, 2008, Company entered into an engagement letter with the Chief Executive Officer (“CEO”) of the Company as described in Note 10(a). Pursuant to the agreement the Company incurred $2,277 (2009 - $7,275) in consulting fees to a company owned and controlled by the CEO of the Company during the three months ended February 28, 2010. As at February 28, 2010, $15,267 (November 30, 2009 - $13,059) in consulting fees are owed to the CEO, net of a $10,000 retainer paid in September 2008.

b)

During the year ended November 30, 2009, the Company incurred $12,000 (2009 - $12,000) in consulting fees to the former President of the Company. As at February 28, 2010, $56,000 (November 30, 2009 - $44,000) in consulting fees and $13,362 (November 30, 2009 - $13,330) of expenditures incurred on behalf of the Company are owed to the former President of the Company.

c)

As at November 30, 2009, accounts payable includes $3,125 (November 30, 2009 - $3,125) owing to a former director for expenses incurred on the Company’s behalf.

d)

The Company neither owns nor leases any real or personal property. The Chief Financial Officer provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.

6.

Promissory Notes Payable

a)

On February 15, 2010, the Company entered into a promissory note with a third party for $27,500, which is unsecured, non interest bearing and due on demand.

b)

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

e)

On February 15, 2007, the Company entered into a promissory note with a third party for $50,000, which is unsecured, due on demand and bears interest at 8% per annum. Interest is payable annually due on or before February 14 of each year.

f)

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

Texada Ventures Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

February 28, 2010

(Expressed in US dollars)

(unaudited)

7.

Convertible Debentures (continued)

Pursuant to ASC 470-60, Troubled Debt Restructurings by Debtors, the total future cash flows of the restructured debt was compared with the carrying value of the original debt. As the total future cash flows of the restructured debt were greater than the carrying value at the date of amendment, the carrying value of the original debt at the date of modification was not adjusted. Pursuant to ASC 470-60, a new effective interest rate was computed and used to determine interest expense for the modified debenture. As at February 28, 2010, $78,276 has been accreted increasing the carrying value of the convertible debenture to $198,726. As at February 28, 2010, the Company has accrued interest of $44,307.

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

Pursuant to ASC 470-60, Troubled Debt Restructurings by Debtors, the total future cash flows of the restructured debt was compared with the carrying value of the original debt. As the total future cash flows of the restructured debt were greater than the carrying value at the date of amendment, the carrying value of the original debt at the date of restructuring was not adjusted. Pursuant to ASC 470-60, a new effective interest rate was computed and used to determine interest expense for the modified debenture. As at February 28, 2010, $49,238 has been accreted increasing the carrying value of the convertible debenture to $124,187. As at February 28, 2010, the Company has accrued interest of $27,240.

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

Pursuant to ASC 470-60, Troubled Debt Restructurings by Debtors, the total future cash flows of the restructured debt was compared with the carrying value of the original debt. As the total future cash flows of the restructured debt were greater than the carrying value at the date of amendment, the carrying value of the original debt was not adjusted. Pursuant to ASC 470-60, a new effective interest rate was computed and used to determine interest expense for the modified debenture. As at February 28, 2010, $43,062 has been accreted increasing the carrying value of the convertible debenture to $109,062. As at February 28, 2010, the Company has accrued interest of $18,869.

Texada Ventures Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

February 28, 2010

(Expressed in US dollars)

(unaudited)

7.

Convertible Debentures (continued)

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

Pursuant to ASC 470-60, Troubled Debt Restructurings by Debtors, the total future cash flows of the restructured debt was compared with the carrying value of the original debt. As the total future cash flows of the restructured debt were greater than the carrying value at the date of amendment, the carrying value of the original debt was not adjusted. Pursuant to ASC 470-60, a new effective interest rate was computed and used to determine interest expense for the modified debenture. As at February 28, 2010, $58,382 has been accreted increasing the carrying value of the convertible debenture to $148,382. As at February 28 2010, the Company has accrued interest of $22,951.

8.

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

9.

Segment Disclosures

The Company operates in one operating segment, which is the acquisition and exploration of oil and gas resources and mineral resources. The Chief Executive Officer is the Company’s Chief Operating Decision Maker (“CODM”) as defined by ASC 280, Segment Report. The CODM allocates resources and assesses the performance of the Company based on the results of operations.

10.

Commitments

a)

On September 12, 2008, the Company entered into an engagement letter with the Company’s Chief Executive Officer to provide management services in consideration for fees based upon time expended, with a designated portion payable in cash and balance payable in the Company’s common stock at a deemed price of $2.50 per split-adjusted share. Refer to Note 5(a). In February 2010, that agreement was modified to convert non-cash portions of invoice charges through January 2010 into equity at the same price and terms as outside investors in the private placement yet to be made for the Term Sheet referred to in Note (b) below.

b)

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Texada Ventures Inc. (the “Company”) is engaged in the business of acquisition and exploration of mineral and resource properties. We were incorporated on October 17, 2001 under the laws of the State of Nevada. Our principal office is located at 11616 E. Montgomery Drive, Suite 54, Spokane Valley, WA 99206. Our phone number is 509-301-6635. Our facsimile number is 509-924-2524.

OUR BUSINESS

We have acquired a 100% undivided interest in a group of mineral claims located in the Wheaton River District in the Yukon Territory, Canada that we refer to as the Peek Claims. During the most recent quarter, we entered into a Term Sheet with Diamond Industry Associates Ltd. (“DIA”) whereby we will acquire 100% of DIA’s issued and outstanding shares or alternatively the assets and contractual obligations of DIA. If the acquisition is successful, we would expand our mineral holdings into diamond properties and provide an additional avenue of potential revenue generation to the Company.

We have not earned any revenues to date. Our plan of operation is to consummate the DIA acquisition and continue to carry out exploration work on our claims in order to ascertain whether they possess commercially exploitable diamond or mineral deposits. We are presently in the exploration stage of our business and we can provide no assurance that commercially viable diamond or mineral deposits exist on our current or targeted claims or that we will discover commercially exploitable levels of diamond or mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs. We will not be able to determine whether or not our current or targeted diamond or mineral claims contain a commercially exploitable deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability.

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

As a result of our failure to generate substantial revenues since our inception, we reviewed our initial business plan in order to evaluate the progress of our mining business. We have not attained profitable operations to date and are dependent upon obtaining financing to pursue our plan of operation. Following Dr. John Veltheer’s acquisition of 49% of our issued and outstanding shares and his appointment to the board of Texada in October 2006, we decided to continue to develop our current mining business and to seek other business opportunities in related industries. In accordance with that decision, in September 2008, we appointed Ted R. Sharp as our President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and a member of our Board of Directors. In 2008, we energized our search for acquisition targets when we entered into a Term Sheet with Royalty Exploration, LLC for the purchase of that company. That Term Sheet was amended and restated as we made valiant attempts to consummate the transaction, but ultimately the Term Sheet expired on May 31, 2009. We left the door open to participation in some form of that transaction and in August 2009, the Company signed a Letter Agreement which detailed the responsibilities of the parties going forward with respect to the transaction described in the Amended and Restated Term Sheet dated March 9, 2009. At the date of this report, the transaction has not been consummated and the Term Sheet has expired. The Letter Agreement identifies conditions under which expenses or a breakup fee would be reimbursed or paid by REX to the Company should REX be successful in consummating the anticipated transaction without the involvement of Texada.

On February 15, 2010, we entered into a Term Sheet with DIA whereby we will acquire 100% of DIA’s issued and outstanding shares or alternatively the assets and contractual obligations of DIA. The acquisition will be subject to a definitive agreement and customary terms and conditions. In conjunction with the transaction, we plan to commence a private placement financing of up to $3 million. We can give no assurance that we will be successful in attracting the capital necessary to consummate this transaction at terms that are acceptable to us, if at all.

RECENT CORPORATE DEVELOPMENTS

We have experienced the following significant corporate developments since the completion of our fiscal year ended November 30, 2009:

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

PLAN OF OPERATION

As a result of our failure to generate any revenues since our inception, we have not been satisfied with our initial business plan to this point. In September 2008, we appointed Ted R. Sharp as a member of our Board of Directors and as our President, Chief Executive Officer and Chief Financial Officer. We are presently pursuing the DIA acquisition in an effort to build a revenue-generating mining activity for our shareholders.

Corporate Acquisition:

In February 2010, signed a Term Sheet with DIA, under which we would raise $3,000,000 and acquire all of the stock or assets of that company, subject to certain conditions. We are in the process of negotiating a definitive agreement, which we expect to enter into upon the successful completion of due diligence work by both parties to the transaction. We are currently performing appropriate due diligence activities to more fully assure investors of the benefits of this strategic move. We cannot assure you that our capital raising efforts will be successful given the current state of the financial markets or that we can successfully complete the acquisition of DIA.

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

The Company has issued four separate 6% convertible debentures with principal amounts totaling $585,000 which were due and payable on December 31, 2008. Each of these convertible debentures has been extended to December 31, 2010. Interest is payable at the option of the Company in cash or shares. As at November 30, 2009, the Company had not made any interest payments and pursuant to the debentures has accrued default interest of 8% since the quarter ended May 31, 2008. Interest payable has accumulated to a total of $113,367. The principal and accrued interest on the debentures may be converted at any time into shares of the Company’s common stock at a price of $0.25 per share, at the option of the holder. As part of the financing arrangements required to fund and close the DIA transaction, the Company will be required to negotiate with holders of the convertible debentures to convert the debentures and accrued interest into common stock.

In the event that we are unsuccessful in our efforts to fund the DIA acquisition, we will not have cash sufficient to satisfy the debentures in cash. We estimate that we would require a minimum of $774.000 to fund payment of our current liabilities. Absent such financing, we may negotiate with the holders of the promissory notes to extend the due dates, convert them to common stock or modify terms sufficient to remove or delay the requirement to satisfy the obligations with cash. Should we be unable to reach conversion or modification of the promissory notes on terms acceptable to us, we may be required to default on the obligations.

We also maintain our position in mining claims in our mineral property referred to as the Peek Claim. In the event we decide to proceed with Phase IV of our exploration program, which is estimated to cost $120,000, we will need to obtain additional financing of nearly $1,000,000 to fund exploration, operating expenses and working capital deficit.

As of November 30, 2009, we had a working capital deficit of $743,940. We do not expect our business to achieve profitability in the near future as we expect to continue to incur substantial acquisition, development and operating expenses. We will require additional funding to fund our working capital requirements. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or debt to fund our estimated general administration, exploration and other working capital requirements.

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

Critical Accounting Policies

Critical accounting policies, the policies the Company believes are most important to the presentation of its financial statements and require the most difficult, subjective and complex judgments, are outlined below, are also disclosed in the Company’s Form 10-K as filed with the Securities and Exchange Commission on March 16, 2010, and have not changed significantly.

Mineral Property Costs

The Company is engaged in the acquisition, exploration and development of mineral properties. Mineral property acquisition costs are capitalized when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met. In the event that a mineral property is acquired through the issuance of the Company’s shares, the mineral property will be recorded at the fair value of the respective property or the fair value of common shares, whichever is more readily determinable.

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

Stock-based Compensation

The Company records stock-based compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Revenue and Expenses

Summary
Three Months Ended February 28
	2010	2009
Revenue	-	-
Operating Expenses	$ 27,986	$ 69,440
Net Income (Loss) From Operations	$ (27,986)	$ (69,440)

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

Summary of Expenses

Our expenses for the three ended February 28, 2010 and 2009, consisted of the following:

Three Months Ended February 28
	2009	2008
Expenses (Operating Expenses)
Consulting	$ 14,278	$ 19,275
General and administrative	$ 14,406	$ 50,530
Loss on foreign exchange	$ (698)	$ (365)
Other Income (Expense)
Accretion of discount on convertible debentures	$ (854)	$ (9,379)
Interest on convertible debentures	$ (11,540)	$ (11,552)
Interest on promissory notes	$ (5,610)	$ (5,171)

Our operating expenses for the three months ended February 28, 2010 decreased from the same period in 2009. The decrease in operating expenses is primarily due to non-repetition of costs related to financing efforts for the REX acquisition that were incurred in fiscal 2009. The reduction of costs in acquisition activity resulted in a decrease in general and administrative expense of $36,124 and an decrease in consulting of $4,997. Other income and expense for the three months ended February 28, 2010 decreased by $8,168, primarily due to decreased accretion of discounts on the convertible debentures.

Liquidity and Capital Resources

Working Capital Summary	At February 28, 2010	At November 30, 2009
Current Assets	$ 29,880	$ 2,416
Current Liabilities	(773,820)	(701,290)
Working Capital (Deficit)	$ (743,940)	$ (698,874)

Summary of Cash Flows
	Three Months Ended February 28
	2009	2008
Net Cash Used In Operating Activities	$ (36)	$ (43,107)
Net Cash Used In Investing Activities	-	-
Net Cash Provided By Financing Activities	27,500	50,000
Net Increase In Cash During Period	$ 27,464	$ 6,893

As at February 28, 2010, we had a cash balance of $29,880 and a working capital deficit of $743,940. The increase  in our working capital deficit at February 28, 2010 from our year ended November 30, 2009 is primarily a result of increases in accounts payable of $6,039, accrued interest payable on convertible debentures and promissory notes of $24,751, related party payables of $14,240 and additional promissory note liabilities of $27,500 in the most recent quarter.

Our auditors expressed substantial doubt regarding our ability to continue as a going concern related to our financial statements for the year ended November 30, 2009, and these circumstances have not improved. The factors related to the determination of our ability to continue as a going concern include our working capital deficit, lack of foreseeable revenues from operations, need for additional capital to maintain our interest in the Peek Claims, and need for additional capital to fund our general and administrative requirements. Management’s plan to resolve the going concern uncertainty has been to raise additional capital of $3 million to acquire DIA through debt or equity financing during coming months. Our ability to continue as a going concern is dependent on its ability to raise additional capital, acquire DIA and conduct successful exploration activities on its properties and drive appreciation in the value of our exploration properties and assets. If we are unable to raise additional capital in a timely manner, sufficient to close the DIA acquisition, we may be required to sell its Peek Claims or permit such claims to lapse. As a result, we may be forced to discontinue operations.

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

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCUSSION ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision of, and with the participation of, the Company’s management, including the Chief Executive Officer / Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) of the Securities and Exchange Act of 1934, as amended). Based on that evaluation, the Chief Executive Officer / Chief Financial Officer has concluded that as of the end of the period covered by this report, due to material weaknesses in internal controls over financial reporting as described in our Form 10-K filed on March 16, 2010, the Company’s disclosure controls and procedures were not adequately designed and were not effective in ensuring that information required to be disclosed by the Company in its reports that it files or submits to the SEC under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in applicable rules and forms.

Our Chief Executive Officer / Chief Financial Officer has also determined that, due to material weaknesses in internal controls over financial reporting, as described in our Form 10-K filed on March 16, 2010, the disclosure controls and procedures are not effective to ensure that material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including the Company’s Chief Executive / Chief Financial Officer, to allow for accurate required disclosure to be made on a timely basis.

Management is taking steps to address the material weaknesses previously identified. Through the year ended November 30, 2009, and to the present, we have engaged legal counsel who is experienced and qualified to practice before the Securities and Exchange Commission, who actively reviewed Company events and major transactions to advise management on appropriate disclosure of those events and transactions. Additionally, the Company entered into an agreement with Ted R. Sharp, CPA, an experienced CFO of publicly-traded companies, to serve as CEO and CFO of the Company, Company filings with the SEC are reviewed by the Board of Directors, our management, and our SEC legal firm for proper and complete disclosure. Management believes that appropriate improvements in controls over financial reporting in the future will improve the results of its evaluation of disclosure controls.

Changes in internal controls over financial reporting

During the period covered by this report, there were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or 15(d)-15(f)) that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 1A.

RISK FACTORS

Not required for smaller reporting companies.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

REMOVED AND RESERVED

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

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
TED R. SHARP
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer and
Director
(Principal Executive Officer
and Principal Accounting Officer)

Date:	April 14, 2010

21