Form 10-Q
period 2010-05-31
TEXADA VENTURES INC
filed 2010-07-15
CIK 1174907

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2010
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

☐  Yes  ☐  No

Indicate by check mark whether the Registrant is    a large accelerated filer,   an accelerated file,   a non-accelerated filer, or     a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

   Yes     No

Number of shares of issuer’s common stock outstanding as of July 14, 2010:   24,293,334

TABLE OF CONTENTS

      Page

PART I – FINANCIAL INFORMATION

2

Item 1:  Financial Statements

2

Balance Sheets, May 31, 2010 (unaudited) and November 30, 2009

3

Statements of Operations for the six and three months ended May 31, 2010 and 2009 and from the date of inception on October 17, 2001 through May 31, 2010 (unaudited)

4

Statements of Cash Flows for the six months ended May 31, 2010 and 2009 and from the date of inception on October 17, 2001 through May 31, 2010 (unaudited)

5

Notes to Financial Statements (unaudited)

6

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

13

Item 3:  Qualitative and Quantitative Disclosures About Market Risk

19

Item 4T:  Controls and Procedures

19

PART II – OTHER INFORMATION

20

Item 1:  Legal Proceedings

20

Item 1A:  Risk Factors

20

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

20

Item 3:  Defaults Upon Senior Securities

20

Item 4:  (Removed and Reserved)

20

Item 5:  Other Information

20

Item 6:  Exhibits

20

              Signatures

21

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended May 31, 2010 are not necessarily indicative of the results that can be expected for the year ending November 30, 2010.

As used in this Quarterly Report, the terms "we", "us", "our", “the Company” and “Texada” mean Texada Ventures Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Texada Ventures Inc.

(An Exploration Stage Company)

Balance Sheets

(Expressed in US dollars)

	May 31, 2010	November 30, 2009
	(Unaudited)

ASSETS

Current Assets

Cash	$ 8,326	$ 2,416

Total Assets	$ 8,326	$ 2,416

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable (Note 5(c))	$ 116,832	$ 117,788
Accrued liabilities (Note 4)	182,792	148,113
Due to related parties (Notes 5(a) and (b))	86,635	70,389
Promissory notes payable (Note 6)	452,500	365,000

Total Current Liabilities	838,759	701,290

Convertible debentures, less unamortized discount of $3,538 and $5,497, respectively (Note 7)	581,462	579,503

Total Liabilities	1,420,221	1,280,793

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 10)

Stockholders’ Deficit

Preferred shares, 100,000,000 shares authorized, $0.001 par value; None issued and outstanding	–	–

Common shares, 200,000,000 shares authorized, $0.001 par value; 24,293,334 shares issued and outstanding (Note 8)	24,293	24,293

Additional paid-in capital	340,107	340,107

Deficit accumulated during the exploration stage	(1,776,295)	(1,642,777)

Total Stockholders’ Deficit	(1,411,895)	(1,278,377)

Total Liabilities and Stockholders’ Deficit	$ 8,326	$ 2,416

(The accompanying notes are an integral part of these financial statements)

Texada Ventures Inc.

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

(Unaudited)

	Accumulated from	For the	For the	For the	For the
	October 17, 2001 (Date of Inception)	Six months Ended	Six months Ended	Three months Ended	Three months Ended
	to May 31,	May 31,	May 31,	May 31,	May 31,
	2010	2010	2009	2010	2009

Revenue	$ –	$ –	$ –	$ –	$ –

Operating Expenses

Amortization	798	–	–	–	–
Consulting (Notes 5(a) and (b))	204,247	21,289	34,615	7,011	15,340
Exploration costs	20,091	–	–	–	–
General and administrative	605,731	92,338	75,869	77,932	25,339
(Gain) Loss on foreign exchange	(307)	137	3,402	835	3,767
Mineral property costs	3,747	–	–	–	–

Total Operating Expenses	834,307	113,764	113,886	85,778	44,446

Loss from Operations	(834,307)	(113,764)	(113,886)	(85,778)	(44,446)

Other Income (Expense)

Accretion of discount on convertible debentures	(230,463)	(1,960)	(9,573)	(1,106)	(194)
Interest income	4,022	–	–	–	–
Interest on convertible debentures	(125,160)	(23,335)	(23,347)	(11,795)	(11,795)
Interest on promissory notes	(57,630)	(11,344)	(10,820)	(5,734)	(5,649)
Interest on related party loans	(8,500)	–	–	–	–
Gain on settlement of debt	5,960	70	–	–	–
Loss on disposal of equipment	(2,075)	–	–	–	–
Loss on write down of note receivable	(86,797)	–	–	–	–
Loss on write down of oil and gas deposit	(365,000)	–	–	–	–
(Provision) recovery for loan receivable	(76,345)	16,815	–	16,815	–

Total Other Income (Expense)	(941,988)	(19,754)	(43,740)	(1,820)	(17,638)

Net Loss	$ (1,776,295)	$ (133,518)	$ (157,626)	$ (87,598)	$ (62,084)

Net Loss Per Share – Basic and Diluted		$ (0.01)	$ (0.01)	$ –	$ –

Weighted Average Shares Outstanding		24,293,334	24,293,334	24,293,334	24,293,334

(The accompanying notes are an integral part of these financial statements)

Texada Ventures Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

(Unaudited)

	Accumulated from October 17, 2001 (Date of Inception) to May 31, 2010	For the Six months Ended May 31, 2010	For the Six months Ended May 31, 2009

Operating Activities

Net loss	$ (1,776,295)	$ (133,518)	$ (157,626)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of convertible debt discount	230,463	1,960	9,573
Amortization	798	–	–
Gain on settlement of debt	(5,890)	–	–
Loss on disposal of equipment	2,075	–	–
Loss on write down of note receivable	86,797	–	–
Provision for loan receivable	76,345	(16,815)	–
Write-off of oil and gas deposit	365,000	–	–

Changes in operating assets and liabilities:
Note receivable	(9,876)	–	(9,876)
Prepaid expenses	–	–	(4,880)
Accounts payable and accrued liabilities	309,499	43,598	60,456
Due to related parties	92,525	16,246	26,511

Net Cash Used in Operating Activities	(628,559)	(88,529)	(75,842)

Investing Activities

Acquisition of oil and gas interests	(365,000)	–	–
(Advance) Repayment of note receivable	(163,142)	6,939	–
Purchase of equipment	(2,873)	–	–

Net Cash Used In Investing Activities	(531,015)	6,939	–

Financing Activities

Advances from related party loan	50,000	–	–
Repayment of related party loan	(50,000)	–	–
Proceeds from convertible debentures	585,000	–	–
Proceeds from promissory notes payable	452,500	87,500	75,000
Proceeds from issuance of common shares	130,400	–	–

Net Cash Provided by Financing Activities	1,167,900	87,500	75,000

Increase (Decrease) in Cash	8,326	5,910	(842)

Cash - Beginning of Period	–	2,416	3,352

Cash - End of Period	$ 8,326	$ 8,326	$ 2,510

Supplemental Disclosures
Interest paid	$ 8,500	$ –	$ –
Income taxes paid	$ –	$ –	$ –

(The accompanying notes are an integral part of these financial statements)

Texada Ventures Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

May 31, 2010

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  As at May 31, 2010, the Company has a working capital deficit of $830,433 and has accumulated losses of $1,776,295 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As at May 31, 2010, the Company had cash of $8,326 on hand, and for the next twelve months, management anticipates that the minimum cash requirements to fund its proposed exploration program and continued operations will be $500,000. Accordingly, the Company does not have sufficient funds to meet planned expenditures over the next twelve months, and will need to seek additional debt or equity financing to meet its planned expenditures. There is no assurance that the Company will be able to raise sufficient cash to fund its future exploration programs and operational expenditures.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at May 31, 2010, and the results of its operations and cash flows for the fiscal periods ended May 31, 2010 and 2009. The results of operations for the three months and six months ended May 31, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

c)

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

Texada Ventures Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

May 31, 2010

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

e)

Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at May 31, 2010, the Company has 1,136,260 split-adjusted dilutive securities outstanding. At May 31, 2010 and 2009, the effect of the Company’s outstanding common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

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

May 31, 2010

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

Our financial instruments consist principally of cash, accounts payable, amounts due to related parties, promissory notes payable, and convertible debentures. Pursuant to ASC 820, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

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

May 31, 2010

(Expressed in US dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

j)

Financial Instruments (continued)

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as of May 31, 2010 as follows:

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance as of
	Instruments	Inputs	Inputs	May 31,
	(Level 1)	(Level 2)	(Level 3)	2010

Assets:
Cash equivalents	$8,326	$–	$–	$8,326

Total assets measured at fair value	$8,326	$–	$–	$8,326

Liabilities:
Convertible notes payable	–	581,462		581,462

Total liabilities measured at fair value	$–	$581,462	$–	$581,462

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

4.

Accrued Liabilities

Accrued liabilities consist of accrued interest of $182,792 (November 30, 2009 - $148,113) on the convertible debentures and promissory notes payable.

Texada Ventures Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

May 31, 2010

(Expressed in US dollars)

(unaudited)

5.

Related Party Transactions

a)

On September 12, 2008, Company entered into an engagement letter with the Chief Executive Officer (“CEO”) of the Company as described in Note 10(a).  Pursuant to the agreement the Company incurred $9,289 (2009 - $10,616) in consulting fees to a company owned and controlled by the CEO of the Company during the six months ended May 31, 2010.  As at May 31, 2010, $17,178 (November 30, 2009 - $13,059) in consulting fees are owed to the CEO.

b)

During the six months ended May 31, 2010, the Company incurred $12,000 (2009 - $24,000) in consulting fees to the former President of the Company. As at May 31, 2010, $56,000 (November 30, 2009 - $44,000) in consulting fees and $13,457 (November 30, 2009 - $13,330) of expenditures incurred on behalf of the Company are owed to the former President of the Company.

c)

As at May 31, 2010, accounts payable includes $3,125 (November 30, 2009 - $3,125) owing to a former director for expenses incurred on the Company’s behalf.

d)

The Company neither owns nor leases any real or personal property.  The Chief Financial Officer provides office services without charge.  Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.

6.

Promissory Notes Payable

a)

On March 30, 2010, the Company entered into a promissory note with a third party for $60,000, which is unsecured, non interest bearing and due on demand.

b)

On February 15, 2010, the Company entered into a promissory note with a third party for $27,500, which is unsecured, non interest bearing and due on demand.

c)

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

f)

On February 15, 2007, the Company entered into a promissory note with a third party for $50,000, which is unsecured, due on demand and bears interest at 8% per annum. Interest is payable annually due on or before February 14 of each year.

g)

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

Texada Ventures Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

May 31, 2010

(Expressed in US dollars)

(unaudited)

7.

Convertible Debentures (continued)

Pursuant to ASC 470-60, Troubled Debt Restructurings by Debtors, the total future cash flows of the restructured debt was compared with the carrying value of the original debt.  As the total future cash flows of the restructured debt were greater than the carrying value at the date of amendment, the carrying value of the original debt at the date of modification was not adjusted.  Pursuant to ASC 470-60, a new effective interest rate was computed and used to determine interest expense for the modified debenture. As at May 31, 2010, $79,016 has been accreted increasing the carrying value of the convertible debenture to $199,016. As at May 31, 2010, the Company has accrued interest of $48,340.

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

Pursuant to ASC 470-60, Troubled Debt Restructurings by Debtors, the total future cash flows of the restructured debt was compared with the carrying value of the original debt.  As the total future cash flows of the restructured debt were greater than the carrying value at the date of amendment, the carrying value of the original debt at the date of restructuring was not adjusted.  Pursuant to ASC 470-60, a new effective interest rate was computed and used to determine interest expense for the modified debenture. As at May 31, 2010, $49,373 has been accreted increasing the carrying value of the convertible debenture to $124,373. As at May 31, 2010, the Company has accrued interest of $29,760.

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

Pursuant to ASC 470-60, Troubled Debt Restructurings by Debtors, the total future cash flows of the restructured debt was compared with the carrying value of the original debt.  As the total future cash flows of the restructured debt were greater than the carrying value at the date of amendment, the carrying value of the original debt was not adjusted. Pursuant to ASC 470-60, a new effective interest rate was computed and used to determine interest expense for the modified debenture. As at May 31, 2010, $43,288 has been accreted increasing the carrying value of the convertible debenture to $109,288. As at May 31, 2010, the Company has accrued interest of $21,087.

Texada Ventures Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

May 31, 2010

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

Pursuant to ASC 470-60, Troubled Debt Restructurings by Debtors, the total future cash flows of the restructured debt was compared with the carrying value of the original debt.  As the total future cash flows of the restructured debt were greater than the carrying value at the date of amendment, the carrying value of the original debt was not adjusted. Pursuant to ASC 470-60, a new effective interest rate was computed and used to determine interest expense for the modified debenture. As at May 31, 2010, $58,785 has been accreted increasing the carrying value of the convertible debenture to $148,785. As at May 31 2010, the Company has accrued interest of $25,975.

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

10.

Commitments

a)

On September 12, 2008, the Company entered into an engagement letter with the Company’s Chief Executive Officer to provide management services in consideration for fees based upon time expended, with a designated portion payable in cash and balance payable in the Company’s common stock at a deemed price of $2.50 per split-adjusted share. Refer to Note 5(a). In February 2010, that agreement was modified to convert non-cash portions of invoice charges through January 2010 into equity at the same price and terms as outside investors in the private placement yet to be made for the Term Sheet referred to in Note (b) below. If the Company is unsuccessful in a private placement for a subsequent term sheet, shares would be issued with valuation at the then-current market price. The timing of the share issue is at the discretion of the Company’s Chief Executive Officer.

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

The Term Sheet may be terminated by either party if the conditions set forth in the Term Sheet have not been satisfied on or before May 30, 2010. The Term Sheet may be terminated by DIA if the Company has not provided to DIA satisfactory evidence of financial commitments to raise at least $3,000,000 before May 30, 2010.  On May 30, 2010, the Term Sheet was terminated.

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

OUR BUSINESS

We have acquired a 100% undivided interest in a group of mineral claims located in the Wheaton River District in the Yukon Territory, Canada that we refer to as the Peek Claims. During the the quarter ended February 28, 2010, we entered into a term sheet (“DIA Term Sheet”) with Diamond Industry Associates Ltd. (“DIA”) whereby we would acquire 100% of DIA’s issued and outstanding shares or alternatively the assets and contractual obligations of DIA.  On May 30, 2010, the DIA Term Sheet was terminated.

We have not earned any revenues to date. Our plan of operation is to continue to carry out exploration work on our claims in order to ascertain whether they possess commercially exploitable mineral deposits. We are presently in the exploration stage of our business and we can provide no assurance that commercially viable mineral deposits exist on our current or targeted claims or that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs. We will not be able to determine whether or not our current or targeted mineral claims contain a commercially exploitable deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability.

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

As a result of our failure to generate substantial revenues since our inception, we reviewed our initial business plan in order to evaluate the progress of our mining business. We have not attained profitable operations to date and are dependent upon obtaining financing to pursue our plan of operation. Following Dr. John Veltheer’s acquisition of 49% of our issued and outstanding shares and his appointment to the board of Texada in October 2006, we decided to continue to develop our current mining business and to seek other business opportunities in related industries. In accordance with that decision, in September 2008, we appointed Ted R. Sharp as our President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and a member of our Board of Directors. In 2008, we energized our search for acquisition targets when we entered into a term sheet (“REX Term Sheet”) with Royalty Exploration, LLC (“REX”) for the purchase of that company. The REX Term Sheet was amended and restated as we made valiant attempts to consummate the transaction, but ultimately the REX Term Sheet expired on May 31, 2009. We left the door open to participation in some form of that transaction and in August 2009, we signed a letter agreement with REX (“REX Letter Agreement”) which detailed the responsibilities of the parties going forward with respect to the transaction described in the amended and restated REX Term Sheet dated March 9, 2009.  At the date of this report, the transaction has not been consummated and the amended and restated REX Term Sheet has expired. The REX Letter Agreement identifies conditions under which expenses or a breakup fee would be reimbursed or paid by REX to us should REX be successful in consummating the anticipated transaction without our involvement.

On February 15, 2010, we entered into the DIA Term Sheet, whereby we would acquire 100% of DIA’s issued and outstanding shares or alternatively the assets and contractual obligations of DIA. The acquisition was subject to a definitive agreement and customary terms and conditions. In conjunction with the transaction, we planned to commence a private placement financing of up to $3 million. On May 30, 2010, the DIA Term Sheet was terminated.  As of the date of this report, we do not have plans to negotiate another term sheet with DIA.

We can give no assurance that we will be successful in an acquisition or attracting the capital necessary to consummate a transaction at terms that are acceptable to us.

RECENT CORPORATE DEVELOPMENTS

We have experienced the following significant corporate developments since the completion of our fiscal year ended November 30, 2009:

Term Sheet - DIA

Subsequent to the end of fiscal 2009, on February 15, 2010 we entered into the DIA Term Sheet, as described above,

We were in the process of completing our due diligence and negotiating a definitive agreement with DIA in May of 2010; however, both parties could not reach agreement on the pricing and terms of the deal.  As a result, the Term Sheet was terminated on May 30, 2010.

PLAN OF OPERATION

As a result of our failure to generate any revenues since our inception, we have not been satisfied with our initial business plan to this point. In September 2008, we appointed Ted R. Sharp as a member of our Board of Directors and as our President, Chief Executive Officer and Chief Financial Officer.

Our current plan of operation is to continue exploration work on our mineral properties, as described below, while also seeking acquisition opportunities to acquire a company or operation which would return sufficient shareholder value.  We are currently evaluating acquisition targets in complementary industries. We cannot assure you that we will be successful in locating a suitable acquisition target, or that our capital raising efforts will be successful given the current state of the financial markets or that we can successfully complete an acquisition.

Mineral Properties

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

Our decision to proceed to Phase IV of our initial exploration program will be made based on factors such as other business opportunities, the final assay results and the recommendations of our geologist, the grades of any mineralization found, the size and extent of the mineralized zones, and the strength of metal prices in international markets.  Phase IV is currently estimated to cost $120,000.  Given our current working capital situation and the costs of implementing Phase IV of our exploration program, we currently do not anticipate implementing Phase IV in the foreseeable future.  See “Liquidity and Capital Resources” below.

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

Plan of Operations

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

Revenue and Expenses

Summary	Three Months Ended May 31		Six Months Ended May 31

	2010	2009	2010	2009
Revenue	-	-	-	-
Operating Expenses	$ 85,778	$ 44,446	$ 113,764	$ 113,886
Net Income (Loss) From Operations	$ (85,778)	$ (44,446)	$ (113,764)	$ (113,886)

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

Summary of Expenses

Our expenses for the three ended May 31, 2010 and 2009, consisted of the following:

	Three Months Ended May 31		Six Months Ended May 31
	2010	2009	2010	2009
Expenses (Operating Expenses)
Consulting	$ 7,011	$ 15,340	$ 21,289	$ 34,615
General and administrative	$ 77,932	$ 25,339	$ 92,338	$ 75,869
Loss on foreign exchange	$ 835	$ 3,767	$ 137	$ 3,402
Other Income (Expense)
Accretion of discount on convertible debentures	$ (1,106)	$ (194)	$ (1,960)	$ (9.573)
Interest income	-	-	-	-
Interest on convertible debentures	$ (11,795)	$ (11,795)	$ (23,335)	$ (23,347)
Interest on promissory notes	$ (5,734)	$ (5,649)	$ (11,344)	$ (10,820)
Interest on related party loans	-	-	-	-
Recovery of loan receivable	$ 16,815	-	$ 16,815	-
Gain on settlement of debt	-	-	$ 70	-

For the three months ended May 31, 2010, our operating expenses increased from the same period in 2009, reversing the trend of the first three months of our fiscal year.  As a result, our operating expenses for the six months ended May 31, 2010 are roughly equal to the same period in 2009. The increase in operating expenses for the most recent quarter is primarily due to non-repetition of costs related to due diligence and financing efforts for the DIA acquisition that were incurred in fiscal 2010. The increase of costs in due diligence and acquisition activity resulted in an increase in general and administrative expense of $52,593 and a decrease in consulting of $8,329. Other income and expense for the three months ended May 31, 2010 decreased by $15,818, primarily due to a recovery on a loan receivable for which a provision for potential uncollectability had been created in fiscal 2009.

For the six months ended May 31, 2010, our operating expenses were roughly equal to the same period in 2009. The increase in general and administrative costs was due to the increase in due diligence expense for the DIA acquisition offset the decrease in due diligence expense in the first quarter with the non-recurrence of the REX acquisition. The net increase of costs in due diligence and acquisition activity resulted in an increase in general and administrative expense of $16,469 and a decrease in consulting of $13,326. Other income and expense for the six months ended May 31, 2010 decreased by $23,986, primarily due to a $16,815 recovery on a loan receivable for which a provision for potential uncollectability had been created in fiscal 2009 and decreased accretion of discounts on the convertible debentures.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital Summary	At May 31, 2010	At November 30, 2009
Current Assets	$ 8,326	$ 2,416
Current Liabilities	(838,759)	(701,290)
Working Capital (Deficit)	$ (830,433)	$ (698,874)

Summary of Cash Flows
	Six Months Ended May 31
	2010	2009
Net Cash Used In Operating Activities	$ (88,529)	$ (75,842)
Net Cash Used In Investing Activities	6,939	-
Net Cash Provided By Financing Activities	87,500	75,000
Net Increase (Decrease) In Cash During Period	$ 5,910	$ (842)

As at May 31, 2010, we had a cash balance of $8,326 and a working capital deficit of $830,433. The increase in our working capital deficit at May 31, 2010 from our year ended November 30, 2009 is primarily a result of increases in accrued interest payable on convertible debentures and promissory notes of $34,679, related party payables of $16,246 and additional promissory note liabilities of $87,500 in the most recent quarter, offset somewhat by a $956 decrease in accounts payable.

The Company has issued four separate 6% convertible debentures with principal amounts totaling $585,000 which were due and payable on December 31, 2008. Each of these convertible debentures has been extended to December 31, 2010. Interest is payable at the option of the Company in cash or shares. As at May 31, 2010, the Company had not made any interest payments and pursuant to the debentures has accrued default interest of 8% since the quarter ended May 31, 2008. Interest payable has accumulated to a total of $125,162. The principal and accrued interest on the debentures may be converted at any time into shares of the Company’s common stock at a price of $0.25 per share, at the option of the holder.

 Because we have as yet been unsuccessful in our efforts to raise equity to fund an acquisition, we will not have cash sufficient to satisfy the debentures in cash. We estimate that we would require a minimum of $838,759 to fund payment of our current liabilities. Absent such financing, we may negotiate with the holders of the promissory notes to extend the due dates, convert them to common stock or modify terms sufficient to remove or delay the requirement to satisfy the obligations with cash. Should we be unable to reach conversion or modification of the promissory notes on terms acceptable to us, we may be required to default on the obligations.

The Company has also issued promissory notes as follows:

a)

On March 30, 2010, the Company entered into a promissory note with a third party for $60,000, which is unsecured, non interest bearing and due on demand.

b)

On February 15, 2010, the Company entered into a promissory note with a third party for $27,500, which is unsecured, non interest bearing and due on demand.

c)

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

f)

On February 15, 2007, the Company entered into a promissory note with a third party for $50,000, which is unsecured, due on demand and bears interest at 8% per annum. Interest is payable annually due on or before February 14 of each year.

g)

On November 20, 2006, the Company entered into a promissory note with a third party for $100,000, which is unsecured, due on demand and bears interest at 8% per annum.

As of March 10, 2010, we owed $452,500 in aggregate principal amount on these promissory notes.  We do not have sufficient capital to satisfy these promissory notes in cash if payment is demanded by their holders.

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

Currently, we do not have sufficient capital to implement our plan of operation over the next twelve months and we do not have any financing arrangements in place and there is no assurance that we will be able to obtain sufficient financing to fund our capital requirements. If we do not obtain the necessary financing, then our plan of operation will be scaled back according to the amount of funds available. The inability to raise the necessary financing will severely restrict our ability to continue exploration programs or acquisition activities as planned.

Our auditors expressed substantial doubt regarding our ability to continue as a going concern related to our financial statements for the year ended November 30, 2009, and these circumstances have not improved. The factors related to the determination of our ability to continue as a going concern include our working capital deficit, lack of foreseeable revenues from operations, need for additional capital to maintain our interest in the Peek Claims, and need for additional capital to fund our general and administrative requirements. Management’s plan to resolve the going concern uncertainty has been to raise additional capital through debt or equity financing during coming months. As noted above, the DIA Term Sheet was terminated on May 30, 2010, and therefore our plan for recovery has changed. Our ability to continue as a going concern is dependent on our ability to raise additional capital, complete an acquisition and conduct successful exploration activities on its properties and drive appreciation in the value of our exploration properties and assets. If we are unable to raise additional capital in a timely manner, sufficient to close an as yet unidentified acquisition, we may be required to sell our Peek Claims or permit such claims to lapse. As a result, we may be forced to discontinue operations.

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

Management is taking steps to address the material weaknesses previously identified. Through the year ended November 30, 2009, and to the present, we have engaged legal counsel who is experienced and qualified to practice before the Securities and Exchange Commission, who actively reviewed Company events and major transactions to advise management on appropriate disclosure of those events and transactions. Additionally, the Company entered into an agreement with Ted R. Sharp, CPA, an experienced CFO of publicly-traded companies, to serve as CEO and CFO of the Company, Company filings with the SEC are reviewed by the Board of Directors, our management, and our SEC legal firm for proper and complete disclosure. Management believes that appropriate improvements in internal control over financial reporting in the future will improve the results of its evaluation of disclosure controls.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

REMOVED AND RESERVED

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibits

10.1	Letter Agreement, dated November 20, 2006, between Texada Ventures Inc. and Corvus Holdings LTD (1)
10.2	Promissory Note, dated February 15, 2007, between Texada Ventures Inc. and IFG Trust Services Inc. (2)
10.3	Promissory Note, dated October 27, 2008, between Texada Ventures Inc. and IFG Trust Services Inc.
10.4	Promissory Note, dated December 19, 2008, between Texada Ventures Inc. and IFG Trust Services Inc.
10.5	Promissory Note, dated March 25, 2009, between Texada Ventures Inc. and IFG Trust Services Inc.
10.6	Promissory Note, dated February 15, 2010, between Texada Ventures Inc. and IFG Trust Services Inc.
10.7	Promissory Note, dated March 30, 2010, between Texada Ventures Inc. and IFG Trust Services Inc.
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
TED R. SHARP
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer and
Director
(Principal Executive Officer
and Principal Accounting Officer)

Date:	July 15, 2010

21