Form 10-Q
period 2010-08-31
TEXADA VENTURES INC
filed 2010-10-15
CIK 1174907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2010
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

 Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐  Yes  ☒   No

 Number of shares of issuer’s common stock outstanding as of October 15, 2010:   25,363,985

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended August 31, 2010 are not necessarily indicative of the results that can be expected for the year ending November 30, 2010.

As used in this Quarterly Report, the terms "we", "us", "our", “the Company” and “Texada” mean Texada Ventures Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Texada Ventures Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	August 31, 2010	November 30, 2009
	(Unaudited)

ASSETS

Current Assets

Cash	$3,184	$2,416

Total Assets	$3,184	$2,416

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable (Note 5(c))	$128,137	$117,788
Accrued liabilities (Note 4)	200,323	148,113
Due to related parties (Notes 5(a) and (b))	77,671	70,389
Promissory notes payable (Note 6)	452,500	365,000

Total Current Liabilities	858,631	701,290

Convertible debentures, less unamortized discount of $2,192 and $5,497, respectively (Note 7)	582,808	579,503

Total Liabilities	1,441,439	1,280,793

Nature of Operations and Continuance of Business (Note 1)
Commitments and Subsequent Events (Notes 10 and 11)

Stockholders’ Deficit

Preferred shares, 100,000,000 shares authorized, $0.001 par value; None issued and outstanding	–	–

Common shares, 200,000,000 shares authorized, $0.001 par value; 24,293,334 shares issued and outstanding (Note 8)	24,293	24,293

Additional paid-in capital	340,107	340,107

Deficit accumulated during the exploration stage	(1,802,655)	(1,642,777)

Total Stockholders’ Deficit	(1,438,255)	(1,278,377)

Total Liabilities and Stockholders’ Deficit	$3,184	$2,416

(The accompanying notes are an integral part of these financial statements)

Texada Ventures Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Accumulated from	For the	For the	For the	For the
	October 17, 2001 (Date of Inception)	Nine months Ended	Nine months Ended	Three months Ended	Three months Ended
	to August 31,	August 31,	August 31,	August 31,	August 31,
	2010	2010	2009	2010	2009

Revenue	$–	$–	$–	$–	$–

Operating Expenses

Amortization	798	–	–	–	–
Consulting (Notes 5(a) and (b))	208,280	25,322	53,800	4,033	19,185
Exploration costs	20,091	–	–	–	–
General and administrative	628,747	115,354	88,585	23,016	12,716
Loss on foreign exchange	945	1,389	5,000	1,252	1,598
Mineral property costs	3,747	–	–	–	–

Total Operating Expenses	862,608	142,065	147,385	28,301	33,499

Loss from Operations	(862,608)	(142,065)	(147,385)	(28,301)	(33,499)

Other Income (Expense)

Accretion of discount on convertible debentures	(231,808)	(3,305)	(9,989)	(1,345)	(416)
Interest income	4,022	–	–	–	–
Interest on convertible debentures	(136,957)	(35,132)	(35,144)	(11,797)	(11,797)
Interest on promissory notes	(63,364)	(17,078)	(16,554)	(5,734)	(5,734)
Interest on related party loans	(8,500)	–	–	–	–
Gain on settlement of debt	5,960	70	–	–	–
Loss on disposal of equipment	(2,075)	–	–	–	–
Loss on write down of note receivable	(86,797)	–	–	–	–
Loss on write down of oil and gas deposit	(365,000)	–	–	–	–
(Provision) recovery for loan receivable	(55,528)	37,632	–	20,817	–

Total Other Income (Expense)	(940,047)	(17,813)	(61,687)	1,941	(17,947)

Net Loss	$(1,802,655)	$(159,878)	$(209,072)	$(26,360)	$(51,446)

Net Loss Per Share – Basic and Diluted		$(0.01)	$(0.01)	$–	$–

Weighted Average Shares Outstanding		24,293,334	24,293,334	24,293,334	24,293,334

(The accompanying notes are an integral part of these financial statements)

Texada Ventures Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Accumulated from October 17, 2001 (Date of Inception) to August 31, 2010	For the Nine months Ended August 31, 2010	For the Nine months Ended August 31, 2009

Operating Activities

Net loss	$(1,802,655)	$(159,878)	$(209,072)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of convertible debt discount	231,808	3,305	9,989
Amortization	798	–	–
Gain on settlement of debt	(5,890)	–	–
Loss on disposal of equipment	2,075	–	–
Loss on write down of note receivable	86,797	–	–
Provision for loan receivable	45,652	(47,508)	–
Write-off of oil and gas deposit	365,000	–	–

Changes in operating assets and liabilities:
Note receivable	(9,876)	–	(9,876)
Prepaid expenses	–	–	(4,880)
Accounts payable and accrued liabilities	338,336	72,435	88,283
Due to related parties	83,561	7,282	49,657

Net Cash Used in Operating Activities	(664,394)	(124,364)	(75,899)

Investing Activities

Acquisition of oil and gas interests	(365,000)	–	–
(Advance) Repayment of note receivable	(132,449)	37,632	–
Purchase of equipment	(2,873)	–	–

Net Cash (Used In) Provided by Investing Activities	(500,322)	37,632	–

Financing Activities

Advances from related party loan	50,000	–	–
Repayment of related party loan	(50,000)	–	–
Proceeds from convertible debentures	585,000	–	–
Proceeds from promissory notes payable	452,500	87,500	75,000
Proceeds from issuance of common shares	130,400	–	–

Net Cash Provided by Financing Activities	1,167,900	87,500	75,000

Increase (Decrease) in Cash	3,184	768	(899)

Cash - Beginning of Period	–	2,416	3,352

Cash - End of Period	$3,184	$3,184	$2,453

Supplemental Disclosures
Interest paid	$8,500	$–	$–
Income taxes paid	$–	$–	$–

(The accompanying notes are an integral part of these financial statements)

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2010
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  As at August 31, 2010, the Company has a working capital deficit of $855,447 and has accumulated losses of $1,802,655 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As at August 31, 2010, the Company had cash of $3,184 on hand, and for the next twelve months, management anticipates that the minimum cash requirements to fund its proposed exploration program and continued operations will be $500,000. Accordingly, the Company does not have sufficient funds to meet planned expenditures over the next twelve months, and will need to seek additional debt or equity financing to meet its planned expenditures. There is no assurance that the Company will be able to raise sufficient cash to fund its future exploration programs and operational expenditures.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at August 31, 2010, and the results of its operations and cash flows for the fiscal periods ended August 31, 2010 and 2009. The results of operations for the three months and nine months ended August 31, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

c)	Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2010
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

The Company computes earnings (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at August 31, 2010, the Company has 1,155,133 split-adjusted dilutive securities outstanding. At August 31, 2010 and 2009, the effect of the Company’s outstanding common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

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
August 31, 2010
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

Our financial instruments consist principally of cash, accounts payable, amounts due to related parties, promissory notes payable, and convertible debentures. Pursuant to ASC 820, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.  The Company’s convertible debentures are recorded using the amortized cost basis, with the discount amortized to interest expense over the term of the debentures.  The fair value of the convertible debentures is determined using “Level 2” inputs and approximate carrying value.

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
August 31, 2010
(Expressed in US dollars)
(unaudited)

2.     Summary of Significant Accounting Policies (continued)

j)      Financial Instruments (continued)

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of August 31, 2010 as follows:

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance as of
	Instruments	Inputs	Inputs	August 31,
	(Level 1)	(Level 2)	(Level 3)	2010

Assets:
Cash equivalents	$3,184	$–	$–	$3,184

Total assets measured at fair value	$3,184	$–	$–	$3,184

Management believes that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

4.     Accrued Liabilities

Accrued liabilities consist of accrued interest of $200,323 (November 30, 2009 - $148,113) on the convertible debentures and promissory notes payable.

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2010
(Expressed in US dollars)
(unaudited)

5.     Related Party Transactions

a)
On September 12, 2008, Company entered into an engagement letter with the Chief Executive Officer (“CEO”) of the Company as described in Note 10.  Pursuant to the agreement the Company incurred $12,283 (2009 - $10,616) in consulting fees to a company owned and controlled by the CEO of the Company during the nine months ended August 31, 2010.  As at August 31, 2010, $8,452 (November 30, 2009 - $13,059) in consulting fees are owed to the CEO.

b)
During the nine months ended August 31, 2010, the Company incurred $12,000 (2009 - $12,000) in consulting fees to the former President of the Company. As at August 31, 2010, $56,000 (November 30, 2009 - $44,000) in consulting fees and $13,219 (November 30, 2009 - $13,330) of expenditures incurred on behalf of the Company are owed to the former President of the Company.  Subsequent to August 31, 2010, the Company entered into a settlement agreement with the former President.  Pursuant to the agreement, the Company settled $36,000 by issuing 180,000 shares of the Company’s common stock.

c)	As at August 31, 2010, accounts payable includes $3,125 (November 30, 2009 - $3,125) owing to a former director for expenses incurred on the Company’s behalf.

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
August 31, 2010
(Expressed in US dollars)
(unaudited)

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

Pursuant to ASC 470-60, Troubled Debt Restructurings by Debtors, the total future cash flows of the restructured debt was compared with the carrying value of the original debt.  As the total future cash flows of the restructured debt were greater than the carrying value at the date of amendment, the carrying value of the original debt at the date of modification was not adjusted.  Pursuant to ASC 470-60, a new effective interest rate was computed and used to determine interest expense for the modified debenture. As at August 31, 2010, $79,383 has been accreted increasing the carrying value of the convertible debenture to $199,384. As at August 31, 2010, the Company has accrued interest of $52,373.

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

Pursuant to ASC 470-60, Troubled Debt Restructurings by Debtors, the total future cash flows of the restructured debt was compared with the carrying value of the original debt.  As the total future cash flows of the restructured debt were greater than the carrying value at the date of amendment, the carrying value of the original debt at the date of restructuring was not adjusted.  Pursuant to ASC 470-60, a new effective interest rate was computed and used to determine interest expense for the modified debenture. As at August 31, 2010, $51,894 has been accreted increasing the carrying value of the convertible debenture to $124,607. As at August 31, 2010, the Company has accrued interest of $32,281.  On October 14, 2010, the Company entered into a settlement agreement with the convertible note holder. Pursuant to the settlement agreement, the Company settled the outstanding principle and $33,130 of accrued interest through issuance of 790,651 shares of the Company’s common stock.

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
August 31, 2010
(Expressed in US dollars)
(unaudited)

7.      Convertible Debentures (continued)

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

Pursuant to ASC 470-60, Troubled Debt Restructurings by Debtors, the total future cash flows of the restructured debt was compared with the carrying value of the original debt.  As the total future cash flows of the restructured debt were greater than the carrying value at the date of amendment, the carrying value of the original debt was not adjusted.  Pursuant to ASC 470-60, a new effective interest rate was computed and used to determine interest expense for the modified debenture. As at August 31, 2010, $43,560 has been accreted increasing the carrying value of the convertible debenture to $109,560. As at August 31, 2010, the Company has accrued interest of $23,304.

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

Pursuant to ASC 470-60, Troubled Debt Restructurings by Debtors, the total future cash flows of the restructured debt was compared with the carrying value of the original debt.  As the total future cash flows of the restructured debt were greater than the carrying value at the date of amendment, the carrying value of the original debt was not adjusted.  Pursuant to ASC 470-60, a new effective interest rate was computed and used to determine interest expense for the modified debenture. As at August 31, 2010, $59,257 has been accreted increasing the carrying value of the convertible debenture to $149,257. As at August 31 2010, the Company has accrued interest of $29,000.

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

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2010
(Expressed in US dollars)
(unaudited)

10.   Commitments

On September 12, 2008, the Company entered into an engagement letter with the Company’s Chief Executive Officer to provide management services in consideration for fees based upon time expended, with a designated portion payable in cash and balance payable in the Company’s common stock at a deemed price of $2.50 per split-adjusted share. Refer to Note 5(a). In February 2010, that agreement was modified to convert non-cash portions of invoice charges through January 2010 into equity at the same price and terms as outside investors in a private placement or if the Company is unsuccessful in a private placement, shares would be issued with valuation at the then-current market price.  The timing of the share issue is at the discretion of the Company’s CEO.

11.   Subsequent Events

a)
On October 14, 2010, the Company entered into a debt settlement agreement with the holder of the convertible debenture described in Note 7(b). Pursuant to the agreement, the Company settled the $125,000 convertible debenture and $33,130 of accrued interest by issuing 790,651 shares of the Company’s common stock.

b)
On October 14, 2010, the Company entered into a debt settlement agreement with a creditor.  Pursuant to the agreement, the Company settled $20,000 of accounts payable by issuing 100,000 shares of the Company’s common stock.

c)
On October 14, 2010, the Company entered into a settlement agreement with the former President.  Pursuant to the agreement, the Company settled $36,000 of the amounts owing described in Note 5(b) by issuing 180,000 shares of the Company’s common stock.

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

During the quarter ended February 28, 2010, we entered into a term sheet (“DIA Term Sheet”) with Diamond Industry Associates Ltd. (“DIA”) whereby we would acquire 100% of DIA’s issued and outstanding shares or alternatively the assets and contractual obligations of DIA.  On May 30, 2010, the DIA Term Sheet was terminated.

We can give no assurance that we will be successful in an acquisition or attracting the capital necessary to consummate a transaction at terms that are acceptable to us.

RECENT CORPORATE DEVELOPMENTS

We experienced no significant corporate developments during the quarter ended August 31, 2010.

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

Critical Accounting Policies

Critical accounting policies, the policies the Company believes are most important to the presentation of its financial statements and require the most difficult, subjective and complex judgments, are outlined below, are also disclosed in the Company’s Form 10-K as filed with the SEC on March 16, 2010, and have not changed significantly.

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

Revenue and Expenses

Summary	Three Months Ended August 31		Nine Months Ended August 31

	2010	2009	2010	2009
Revenue	-	-	-	-
Operating Expenses	$28,301	$33,499	$142,065	$147,385
Net Income (Loss) From Operations	$(28,301)	$(33,499)	$(142,065)	$(147,385)

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

Summary of Expenses

Our expenses for the three ended August 31, 2010 and 2009, consisted of the following:

	Three Months Ended August 31		Nine Months Ended August 31
	2010	2009	2010	2009
Expenses (Operating Expenses)
Consulting	$4,033	$19,185	$25,322	$53,800
General and administrative	$23,016	$12,716	$115,354	$88,585
Loss on foreign exchange	$1,252	$1,598	$1,389	$5,000
Other Income (Expense)
Accretion of discount on convertibledebentures	$(1,345)	$(416)	$(3,305)	$(9,989)
Interest income	-	-	-	-
Interest on convertible debentures	$(11,797)	$(11,797)	$(35,132)	$(35,144)
Interest on promissory notes	$(5,734)	$(5,734)	$(17,078)	$(16,554)
Interest on related party loans	-	-	-	-
Recovery of loan receivable	$20,817	-	$37,632	-
Gain on settlement of debt	$70	-	-	-

For the three months ended August 31, 2010, our operating expenses decreased from the same period in 2009, reversing the trend of the previous three months of our fiscal year.  The decrease in operating expenses for the most recent quarter is primarily due to a decrease in consulting fees of $15,152, which was partially offset by the increase in general and administrative expenses of $10,300.  Other income for the nine months ended August 31, 2010 increased by $19,888, primarily due to a recovery on a loan receivable for which a provision for potential uncollectability had been created in fiscal 2009.

For the nine months ended August 31, 2010, our operating expenses were roughly equal to the same period in 2009. General and administrative expense increased by $26,769, which was offset by a decrease in consulting of $28,478. Other expenses for the nine months ended August 31, 2010 decreased by $43,874, primarily due to a $37,632 recovery on a loan receivable for which a provision for potential uncollectability had been created in fiscal 2009 and decreased accretion of discounts on the convertible debentures.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital Summary	At August 31, 2010	At November 30, 2009
Current Assets	$3,184	$2,416
Current Liabilities	(858,631)	(701,290)
Working Capital (Deficit)	$(855,447)	$(698,874)

Summary of Cash Flows
	Nine Months Ended August 31
	2010	2009
Net Cash Used In Operating Activities	$(124,364)	$(75,899)
Net Cash Used In Investing Activities	37,632	-
Net Cash Provided By Financing Activities	87,500	75,000
Net Increase (Decrease) In Cash During Period	$768	$(899)

As at August 31, 2010, we had a cash balance of $3,184 and a working capital deficit of $855,447. The increase in our working capital deficit at August 31, 2010 from our year ended November 30, 2009 is primarily a result of increases in account payable of $10,349, accrued interest payable on convertible debentures and promissory notes of $52,210, party payables of $7,282, and additional promissory note liabilities of $87,500 in the most recent quarter.

The Company has issued four separate 6% convertible debentures with principal amounts totaling $585,000 which were due and payable on December 31, 2008. Each of these convertible debentures has been extended to December 31, 2010. Interest is payable at the option of the Company in cash or shares. As at August 31, 2010, the Company had not made any interest payments and pursuant to the debentures has accrued default interest of 8% since the quarter ended May 31, 2008. Interest payable has accumulated to a total of $136,957. The principal and accrued interest on the debentures may be converted at any time into shares of the Company’s common stock at a price of $0.625 per share, at the option of the holder.

Because we have as yet been unsuccessful in our efforts to raise equity to fund an acquisition, we will not have cash sufficient to satisfy the debentures in cash. We estimate that we would require a minimum of $858,631 to fund payment of our current liabilities. Absent such financing, we may negotiate with the holders of the promissory notes to extend the due dates, convert them to common stock or modify terms sufficient to remove or delay the requirement to satisfy the obligations with cash. Should we be unable to reach conversion or modification of the promissory notes on terms acceptable to us, we may be required to default on the obligations.

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

As of October 14, 2010, we owed $452,500 in aggregate principal amount on these promissory notes.  We do not have sufficient capital to satisfy these promissory notes in cash if payment is demanded by their holders.

Subsequent to the Company’s fiscal quarter ended August 31, 2010, on October 14, 2010, the Company entered into a debt settlement agreement with the holder of a 6% convertible debenture. Pursuant to the agreement, the Company settled the $125,000 convertible debenture and $33,130 of accrued interest by issuing 790,651 shares of its common stock.  Additionally, on October 14, 2010, the Company entered into a debt settlement agreement with a creditor, pursuant to which the Company settled $20,000 of accounts payable by issuing 100,000 shares of its common stock and entered into a debt settlement agreement with its former President, pursuant to which the Company settled $36,000 of the amounts owing by issuing 180,000 shares of its common stock.

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

Our auditors expressed substantial doubt regarding our ability to continue as a going concern related to our financial statements for the year ended November 30, 2009, and these circumstances have not improved. The factors related to the determination of our ability to continue as a going concern include our working capital deficit, lack of foreseeable revenues from operations, need for additional capital to maintain our interest in the Peek Claims, and need for additional capital to fund our general and administrative requirements. Management’s plan to resolve the going concern uncertainty had been to raise additional capital of $3 million to acquire DIA through debt or equity financing during coming months. As noted above, the DIA Term Sheet was terminated on May 30, 2010, and therefore our plan for recovery has changed. Our ability to continue as a going concern is dependent on our ability to raise additional capital, complete an acquisition and conduct successful exploration activities on our properties and drive appreciation in the value of our exploration properties and assets. If we are unable to raise additional capital in a timely manner, sufficient to close an as yet unidentified acquisition, we may be required to sell our Peek Claims or permit such claims to lapse. As a result, we may be forced to discontinue operations.

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

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
At the end of the period covered by this report, an evaluation was carried out under the supervision of, and with the participation of, the Company’s management, including the Chief Executive Officer / Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer / Chief Financial Officer has concluded that as of the end of the period covered by this report, due to material weaknesses in internal controls over financial reporting as described in our Form 10-K filed on March 16, 2010, the Company’s disclosure controls and procedures were not adequately designed and were not effective in ensuring that information required to be disclosed by the Company in its reports that it files or submits to the SEC under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in applicable rules and forms.

Management is taking steps to address the material weaknesses previously identified.  We engaged legal counsel who is experienced and qualified to practice before the Securities and Exchange Commission, who actively reviewed Company events and major transactions to advise management on appropriate disclosure of those events and transactions. In addition, we engaged Lancaster & David to provide accounting consulting services and to assist in the preparation of our financial statements.  Ted R. Sharp, CPA, our CEO and CFO, has substantial experience as a CFO of publicly-traded companies.  Company filings with the SEC are reviewed by the Board of Directors, our management, and our SEC legal firm for proper and complete disclosure. Although the lack of sufficient working capital has had an adverse effect on significant improvement in disclosure controls and procedures, management believes that internal control over financial reporting in the future will improve the results of its evaluation of disclosure controls.

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

ITEM 4.            [REMOVED AND RESERVED]

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
TED R. SHARP
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer and
Director
(Principal Executive Officer
and Principal Accounting Officer)

Date:	October 15, 2010