Form 10-K
period 2010-11-30
TEXADA VENTURES INC
filed 2011-03-04
CIK 1174907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 000-51563

TEXADA VENTURES INC.

 (Exact Name of Registrant as Specified in its Charter)

Nevada	98-0431245
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

421 9th Street
Manhattan Beach, California	90266
(Address of Principal Executive Offices)	(Zip Code)

604-562-6915
(Registrant’s Telephone Number, including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:   Common Stock, par value $0.001
(Tile of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
  Yes ☐ No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:       $6,594,636 as of May 31, 2010

The number of shares of the Registrant’s Common Stock outstanding as of March 4, 2011 was 27,623,927.

Documents Incorporated by Reference:  None.

Texada Ventures Inc.
FORM 10-K
November 30, 2010

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

As used in this Annual Report on Form 10-K, the terms “we”, “us”, “our”, “Texada” and the “Company” mean Texada Ventures Inc., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars unless otherwise indicated.

Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Information concerning the interpretation of drill results and mineral resource estimates also may be deemed to be forward-looking statements, as such information constitutes a prediction of what mineralization might be found to be present if and when a project is actually developed.

Investors are cautioned that the forward-looking statements contained herein involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements.  Some of these risks and assumptions include: These risks, uncertainties, and assumptions include:

●
general economic and business conditions, including changes in interest rates, fluctuations in the prices for base metals, fluctuations in prices for securities in the resource sector, demand for base metals and other economic and business conditions;

●	natural phenomena or disasters that may affect completion of drill programs, exploration work, completion of feasibility studies or development, if warranted;

●	actions by government authorities, including changes in government regulation, permitting requirements or environmental legislation;

●
the Company’s ability to raise sufficient financing to complete its planned exploration work on its properties and to place its properties into development, if warranted, and to continue as a going concern;

●	the Company’s ability to complete transactions, attract additional capital and continue as a going concern;

●	future decisions by management in response to changing conditions, and

●	misjudgments, inaccurate assumptions or changes in conditions related to forward-looking statements.

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

We advise you that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. The Company assumes no obligation to update its forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such statements, except as required by law. You should not place undue reliance on such forward-looking statements.

PART I

ITEM 1.   BUSINESS

Overview

Texada Ventures Inc. (the “Company”) is engaged in the business of acquisition and exploration of mineral and resource properties.  We were incorporated on October 17, 2001 under the laws of the State of Nevada. Our principal office is located at 491 – 9th Street, Manhattan Beach, CA, 90266.  Our phone number is 310-720-9029.  Our facsimile number is 310-374-9385.

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

RECENT SIGNIFICANT CORPORATE DEVELOPMENTS

We have experienced the following significant corporate developments during our fiscal year ended November 30, 2010:

Term Sheet - DIA:

On February 15, 2010, we entered into a term sheet (“DIA Term Sheet”) with Diamond Industry Associates Ltd. (“DIA”) whereby we would acquire 100% of DIA’s issued and outstanding shares or alternatively the assets and contractual obligations of DIA.  On May 30, 2010, the DIA Term Sheet was terminated.

Appointment of New President, CEO, and CFO:

On November 30, 2010, Ted R. Sharp submitted his resignation as a director of the Company and from the offices of President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Company.  The Company’s Board of Directors accepted Mr. Sharp’s resignation and appointed David Brow as a director of the Company and to the offices of President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Company.  Mr. Brow shall serve on the Company’s Board of Directors until the next special or annual meeting of shareholders, when he or his successor is elected and qualified, or until his earlier resignation or removal.  Mr. Brow shall hold the offices of President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer for an indefinite term until his successor is chosen and qualified or until his earlier resignation or removal.

PLAN OF OPERATION

As a result of our failure to generate any revenues since our inception, we have not been satisfied with our initial business plan to this point.

Our current plan of operation is to continue exploration work on our mineral properties, as described below, while also seeking acquisition opportunities to acquire a company or operation which would return sufficient shareholder value.  We are currently evaluating acquisition targets in complementary industries. We cannot assure investors that we will be successful in locating a suitable acquisition target, or that our capital raising efforts will be successful given the current state of the financial markets or that we can successfully complete an acquisition.

Mineral Properties:

As described in our previous filings, we have taken a phased approach to our exploration efforts on the Peek Claims, and have received a geological report on the results of Phase III of our program with further recommendations from our geological consultant of additional activities prior to engaging in Phase IV of our plan. In his report, our geologist recommended that, prior to proceeding with Phase IV, further geological engineering should be undertaken to define the exact source areas for the known and new vein float material. Our geologist recommended reserving a total of $10,000 for a two-stage delineation program prior to commencing Phase IV of our exploration program. We proceeded with our geologist’s recommendation and completed the first phase of the delineation program during the summer exploration season of 2006. A detailed, close-spaced, soil geochemical survey over the conductors using a plugger style overburden sampling drill was recommended to locate the bed rock source of the mineralization following completion of Phase I of the delineation program.

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

Planned Expenditures:

During the exploration stage, David Brow, our President, Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer and Dr. Veltheer will only be devoting approximately twenty hours per week of their time to our business. We do not foresee this limited involvement as negatively impacting the Company over the next twelve months. All exploratory work on our mining properties, if any, is being performed by our geological consultant, Mr. Timmins, who contracts with appropriately experienced parties to complete work programs. However, if as a result of our acquisition efforts, the demands of our business require more business time of Mr. Brow or Dr. Veltheer, such as raising additional capital or addressing unforeseen issues with regard to our exploration efforts, they are prepared to adjust their timetable to devote more time to our business.

We anticipate that we will require capital for the following expenses over the next twelve months relating to our continued operations:

Category	Planned Expenditures over the Next Twelve Months (US$)
Mineral Exploration Expenses	$120,000
General and Administrative Expenses	$100,000
Professional Fees	$100,000

TOTAL 12-MONTH BUDGET	$320,000

The Company previously issued four separate 6% convertible debentures with principal amounts totaling $585,000 which were due and payable on December 31, 2008, extended to December 31, 2010. Interest is payable at the option of the Company in cash or shares. As at November 30, 2010, the Company had settled one of these convertible debentures in the principal amount of $125,000 through the issuance of 790,651 shares of the Company’s common stock.  Subsequent to the Company’s fiscal year ended November 30, 2010, the Company settled another of these convertible debentures in the principal amount $110,000 through the issuance of 670,262 shares of the Company’s common stock. Consequently, as of the date hereof, two convertible debentures in the principal amount of $350,000 remain outstanding.

The outstanding convertibles debentures are due and payable and the Company has not made any interest payments pursuant to the debentures.  The principal on these debentures may be converted at any time into shares of the Company’s common stock at the option of the holders, however, because we have as yet been unsuccessful in our efforts to raise equity, we do not have cash sufficient to satisfy the debentures in cash.  Absent financing, we may negotiate with the holders of the convertible debentures to extend the due dates, convert them to common stock or modify terms sufficient to remove or delay the requirement to satisfy the obligations with cash. Should we be unable to reach conversion or modification of the promissory notes on terms acceptable to us, we may be required to default on the obligations.

We also maintain our position in mining claims in our mineral property referred to as the Peek Claim.  In the event we decide to proceed with Phase IV of our exploration program, which is estimated to cost $120,000, we will need to obtain additional financing of nearly $320,000 to fund exploration, operating expenses and our working capital deficit.

As of November 30, 2010, we had a working capital deficit of $1,242,759. We do not expect our business to achieve profitability in the near future as we expect to continue to incur substantial acquisition, development and operating expenses. We will require additional funding to fund our working capital requirements. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or debt to fund our estimated general administration, exploration and other working capital requirements.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

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
DEMPSTER HIGHWAY
YUKON
YUKON
Dawson
YUKON RIVER
KLONDIKE HIGHWAY
Elsa
Mayo
Macmillan Pass
NORTH CANOL
Faro
Carmacks
ROBERT CAMPBELL HWY
Ross River
Tungsten
ALASKA HIGHWAY
SOUTH CANOL
Whitehorse
Haines Junction
Johnsons Crossing
Carcross
Teslin
Watson Lake
SKAGWAY
Atlin
HAINES
Cassiar
CASSIAR HWY
B.C.
EDMONTON
CALGARY
VANCOUVER

ALASKA
NORTHWEST TERRITORIES
U.S.A

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

The material legislation applicable to us is the YQMA, administered by the Minerals Management Branch. The YQMA and its regulations govern the procedures involved in the location, recording and maintenance of mineral titles in the Yukon Territory. The Government of the Yukon Territory retains freehold ownership of the land which is subject to the mineral claims.

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

We currently do not plan to execute our Phase IV exploration strategy during fiscal 2011.

Present Condition of the Property and Current State of Exploration

In years prior to 2010, we conducted exploration activities on the Peek Claims to determine whether there is commercially exploitable gold and silver mineralization or other metals. The following is a summary of the status of our exploration program on the Peek Claims:

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

Table 1 - Claim Status

Claim Name	Grant Numbers	Current Expiry Date
PEEK 1-8	YC 19158 – 165	August 19, 2011

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

EMPLOYEES

We have no employees as of the date of this Annual Report on Form 10-K. We generally conduct our business through agreements with consultants and arms-length third parties.

ITEM 3.   LEGAL PROCEEDINGS

Neither we nor any of our properties are currently subject to any material legal proceedings or other regulatory proceedings.

ITEM 4.   [REMOVED AND RESERVED]

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

Our common stock is traded on the FINRA OTC Bulletin Board under the symbol “TXVN”.  The following table shows the high and low bid information for the common stock for each quarter of the fiscal years 2009 and 2010.

Fiscal Year	Low Closing	High Closing

2009
First Quarter	$1.28	$1.28
Second Quarter	$0.05	$1.75
Third Quarter	$0.15	$0.15
Fourth Quarter	$0.15	$2.40

2010
First Quarter	$0.04	$0.80
Second Quarter	$0.24	$0.50
Third Quarter	$0.26	$0.26
Fourth Quarter	$0.05	$0.26

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Holders of Record

As of November 30, 2010 there were 5 shareholders of record of our common stock with an unknown number of additional shareholders who hold shares through brokerage firms.

Dividends

We have not paid any dividends and do not anticipate the payment of dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Issuer Purchase of Equity Securities

During our fiscal year ended November 30, 2010, neither the Company nor any of its affiliates repurchased shares of common stock of the Company.

Recent Sales of Unregistered Securities

During our fiscal year ended November 30, 2010, the Company issued the following unregistered securities:

●	On November 2, 2010, the Company issued 790,651 shares of the Company’s common stock to settle a $125,000 convertible debenture and $33,130 accrued interest.

●	On November 2, 2010, the Company issued 180,000 shares of the Company’s common stock to settle $36,000 of consulting fees owed to the former president.

●	On November 2, 2010, the Company issued 100,000 shares of the Company’s common stock to settle $20,000 of fees owed to a consultant.

Subsequent to our fiscal year ended November 30, 2010, the Company issued the following unregistered securities:

●	On January 4, 2011, the Company issued an aggregate of 1,496,853 shares of the Company’s common stock to settle promissory notes in the aggregate amount of $265,000 and $34,370.54 accrued interest.

●	On January 4, 2011, the Company issued 670,262 shares of the Company’s common stock to settle a $110,000 convertible debenture and $24,052.33 accrued interest.

●	On January 24, 2011, the Company issued 92,827 shares of the Company’s common stock to settle $18,565 in fees owed to our former CEO.

The foregoing shares of common stock were issued by the Company in private placements in the United States to “accredited investors” as defined in Rule 501(a) of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to an exemption from the registration requirements of the Securities Act provided by Rule 506 of Regulation D and outside the United States to non-U.S. persons in off-shore transactions pursuant to an exemption from registration requirements of the Securities Act available under Rule 903 of Regulation S of the Securities Act.

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

Results of Operations

We did not earn any revenues from November 30, 2009 to November 30, 2010. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties, which is not expected for several years, if at all. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $161,278 for the year ended November 30, 2010 compared with $185,032 for the year ended November 30, 2009. These operating expenses included Consulting fees of $32,329, General and administrative costs of $122,613 and loss on foreign exchange activities of $6,336.  The lower operating expenses during fiscal 2010 compared to fiscal 2009 resulted from decreased business activity related to exploring potential acquisitions. Costs during fiscal 2011 are anticipated to be consistent with those consulting and general and administrative expenses incurred in fiscal 2010.

We incurred a net loss in the amount of $44,914 for the fiscal year ended November 30, 2010, compared to $351,966 for the fiscal year ended November 30, 2009. The decrease in net loss was attributable primarily to a gain on settlement of debt of $133,668 during fiscal 2010 compared to $5,890 during fiscal 2009 and the recovery on a loan receivable of $51,513 during fiscal 2010 compared to the provision of $93,160 during fiscal 2009.

Liquidity and Capital Resources

As of November 30, 2010, we had a working capital deficiency of $1,242,759. We do not expect our business to achieve profitability in the near future as we expect to continue to incur substantial development and operating expenses. We will require additional funding to fund our working capital requirements. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or debt to fund our estimated general administration, exploration and other working capital requirements. We believe that debt financing will not be an alternative for funding. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until we locate mineral reserves on our mineral claims.

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

Our continued existence and plans for future growth depend on our ability to obtain the capital necessary to operate by the sale of equity shares. We anticipate that minimum cash requirements to fund our proposed exploration plan and continued operation will be $320,000 through November 30, 2011.

There is substantial doubt that we can continue as a going concern which raises substantial doubt that a purchaser or holder of our common stock will receive a return on his or her investment. As at November 30, 2010, we had cash of $2,720, a working capital deficit of $1,242,759 and an accumulated deficit of $1,687,691, and will likely continue to incur further losses as we continue our exploration program and acquisition activities. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral properties or successfully acquiring additional properties or business opportunities.  If we cannot raise sufficient capital, we may be required to liquidate our assets, issue securities or debt on terms extremely dilutive to existing shareholders or file for bankruptcy. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Contractual obligations	Payments due by period
	Total	Less than 1 year	2-3 years	3-5 years	More than 5 years
Convertible Debentures	460,000	460,000	–	–	–
Promissory Notes	452,500	452,500	–	–	–
Total	912,500	912,500	–	–	–

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
–

Adopted Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Going concern

The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at November 30, 2010, the Company has a working capital deficit of $1,242,759, and has accumulated losses of $1,687,691 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As at November 30, 2010, the Company had cash of $2,720 on hand. The Company does not have sufficient funds to meet planned expenditures over the next twelve months, and will need to seek additional debt or equity financing to meet its planned expenditures.

Convertible Debenture

On April 10, 2007, the Company issued a 6% convertible debenture with a principal amount of $200,000 which was due and payable on December 31, 2008.  Interest is payable semi-annually beginning on September 30, 2007, and thereafter on March 31st and September 30th of each year, payable at the option of the Company in cash or shares. As at November 30, 2010, the Company had not made any interest payments and pursuant to the debenture has accrued default interest of 8% since September 30, 2007. The principal and accrued interest on the debenture may be converted at any time into shares of the Company’s common stock at a price of $0.625 per share, at the option of the holder.  The Company records accretion expense over the term of the convertible debenture up to its face value of $200,000. On December 18, 2008, the Company entered into an amendment to the convertible debenture to extend the maturity date of the note from December 31, 2008 to December 31, 2010.  As at November 30, 2010, $79,823 has been accreted increasing the carrying value of the convertible debenture to $199,823. As at November 30, 2010, the Company has accrued interest of $56,362.

On May 2, 2007, the Company issued a 6% convertible debenture with a principal amount of $125,000 which was due and payable on December 31, 2008. Interest is payable semi-annually beginning on September 30, 2007, and thereafter on March 31st and September 30th of each year, payable at the option of the Company in cash or shares. As at November 30, 2010, the Company had not made any interest payments and pursuant to the debenture has accrued default interest of 8% since September 30, 2007. The principal and accrued interest on the debenture may be converted at any time into shares of the Company’s common stock at a price of $0.625 per share, at the option of the holder.  The Company records accretion expense over the term of the convertible debenture up to its face value of $125,000. On December 18, 2008, the Company entered into an amendment to the convertible debenture to extend the maturity date of the note from December 31, 2008 to December 31, 2010.  On October 14, 2010, the Company entered into a settlement agreement with the convertible note holder. Pursuant to the settlement agreement, the Company settled the $125,000 convertible note and $33,130 accrued interest by issuing 790,651 shares of the Company’ common stock on November 2, 2010.

On November 19, 2007, the Company issued a 6% convertible debenture with a principal amount of $110,000 which was due and payable on December 31, 2008.  Interest is payable semi-annually beginning on May 31, 2008, and thereafter on May 31st and November 30th of each year, payable at the option of the Company in cash or shares. As at November 30, 2010, the Company had not made any interest payments and pursuant to the debenture has accrued default interest of 8% since May 31, 2008. The principal and accrued interest on the debenture may be converted at any time into shares of the Company’s common stock at a price of $0.625 per share, at the option of the holder. The Company records accretion expense over the term of the convertible debenture up to its face value of $110,000. On December 18, 2008, the Company entered into an amendment to the convertible debenture to extend the maturity date of the note from December 31, 2008 to December 31, 2010.  As at November 30, 2010, $43,668 has been accreted increasing the carrying value of the convertible debenture to $109,668. As at November 30, 2010, the Company has accrued interest of $24,052.  On October 29, 2010, the Company negotiated to settle a debt settlement agreement with the holder of the convertible note. Pursuant to the agreement, the Company agreed to settle the $110,000 convertible note and $24,052 accrued interest by issuing 670,262 shares of the Company’s common stock. It was negotiated for interest to cease accruing on October 1, 2010. On January 4, 2011, the Company issued 670,262 shares to the convertible note holder.

On March 11, 2008, the Company issued a 6% convertible debenture with a principal amount of $150,000 which was due and payable on December 31, 2008.  Interest is payable semi-annually beginning on May 31, 2008, and thereafter on May 31st and November 30th of each year, payable at the option of the Company in cash or shares. As at November 30, 2010, the Company had not made any interest payments and pursuant to the debenture has accrued default interest of 8% since May 31, 2008. The principal and accrued interest on the debenture may be converted at any time into shares of the Company’s common stock at a price of $0.625 per share, at the option of the holder. The Company records accretion expense over the term of the convertible debenture up to its face value of $150,000. On December 18, 2008, the Company entered into an amendment to the convertible debenture to extend the maturity date of the note from December 31, 2008 to December 31, 2010.  As at November 30, 2010, $59,794 has been accreted increasing the carrying value of the convertible debenture to $149,794. As at November 30 2010, the Company has accrued interest of $31,992.

In each case, the Company accounted for the embedded beneficial conversion feature in accordance with ASC 470-20 “Debt with Conversion and Other Options”.

The convertibles debentures that remain outstanding our due and payable and the Company has not made any interest payments pursuant to the debentures.  The principal on these debentures may be converted at any time into shares of the Company’s common stock at the option of the holders, however, because we have as yet been unsuccessful in our efforts to raise equity, we do not have cash sufficient to satisfy the debentures in cash.  Absent financing, we may negotiate with the holders of the convertible debentures to extend the due dates, convert them to common stock or modify terms sufficient to remove or delay the requirement to satisfy the obligations with cash. Should we be unable to reach conversion or modification of the promissory notes on terms acceptable to us, we may be required to default on the obligations.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Texada Ventures Inc.
(An Exploration Stage Company)

November 30, 2010

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of
Texada Ventures Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Texada Ventures Inc. (An Exploration Stage Company) as of November 30, 2010 and 2009, and the related statements of operations, cash flows and stockholders' deficit for the years then ended and accumulated for the period from October 17, 2001 (Date of Inception) to November 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texada Ventures Inc. (An Exploration Company) as of November 30, 2010 and 2009, and the results of its operations, cash flows and stockholders’ deficit for the years then ended and accumulated for the period from October 17, 2001 (Date of Inception) to November 30, 2010 in conformity with accounting principles generally accepted in the United States.

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

/s/ “Manning Elliott LLP”

CHARTERED ACCOUNTANTS

Vancouver, Canada

February 28, 2011

Texada Ventures Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	November 30, 2010	November 30, 2009

ASSETS

Current Assets

Cash	$2,720	$2,416

Total Assets	$2,720	$2,416

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable (Note 5(a) and Note 5(c))	$119,963	$117,788
Accrued liabilities (Note 4)	180,092	148,113
Due to related parties (Notes 5(a))	33,639	70,389
Promissory notes payable (Note 6)	452,500	365,000
Convertible debentures, less unamortized discount of $715 and $nil respectively (Note 7)	459,285	–

Total Current Liabilities	1,245,479	701,290

Convertible debentures, less unamortized discount of $nil and $5,497, respectively (Note 7)	–	579,503

Total Liabilities	1,245,479	1,280,793

Nature of Operations and Continuance of Business (Note 1)
Commitments and Subsequent Events (Note 11 and 13)

Stockholders’ Deficit

Preferred shares, 100,000,000 shares authorized, $0.001 par value; None issued and outstanding	–	–

Common shares, 200,000,000 shares authorized, $0.001 par value; 25,363,985 and 24,293,334 shares issued and outstanding respectively (Note 9)	25,364	24,293

Additional paid-in capital	419,568	340,107

Deficit accumulated during the exploration stage	(1,687,691)	(1,642,777)

Total Stockholders’ Deficit	(1,242,759)	(1,278,377)

Total Liabilities and Stockholders’ Deficit	$2,720	$2,416

(The accompanying notes are an integral part of these financial statements)

Texada Ventures Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)

	Accumulated from
	October 17, 2001 (Date of Inception)	For the Year Ended	For the Year Ended
	to November 30,	November 30,	November 30,
	2010	2010	2009

Revenue	$–	$–	$–

Operating Expenses

Amortization	798	–	–
Consulting (Notes 5(a) and (b))	215,287	32,329	76,404
Exploration costs	20,091	–	–
General and administrative	636,006	122,613	100,008
Loss on foreign exchange	5,892	6,336	8,620
Mineral property costs	3,747	–	–

Total Operating Expenses	881,821	161,278	185,032

Loss from Operations	(881,821)	(161,278)	(185,032)

Other Income (Expense)

Accretion of discount on convertible debentures	(233,285)	(4,782)	(10,627)
Interest income	4,022	–	–
Interest on convertible debentures	(145,535)	(43,710)	(46,811)
Interest on promissory notes	(66,611)	(20,325)	(22,226)
Interest on related party loans	(8,500)	–	–
Gain on settlement of debt (Note 9)	139,558	133,668	5,890
Loss on disposal of equipment	(2,075)	–	–
Loss on write down of note receivable	(86,797)	–	–
Loss on write down of oil and gas deposit	(365,000)	–	–
(Provision) recovery on loan receivable (Note 8)	(41,647)	51,513	(93,160)

Total Other Income (Expense)	(805,875)	116,364	(166,934)

Net Loss	$(1,687,691)	$(44,914)	$(351,966)

Net Loss Per Share – Basic and Diluted		$(0.00)	$(0.01)

Weighted Average Shares Outstanding		24,375,466	24,293,334

(The accompanying notes are an integral part of these financial statements)

Texada Ventures Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)

	Accumulated from October 17, 2001 (Date of Inception) to November 30, 2010	For the Year Ended November 30, 2010	For the Year Ended November 30, 2009

Operating Activities

Net loss	$(1,687,691)	$(44,914)	$(351,966)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of convertible debt discount	233,285	4,782	10,627
Amortization	798	–	–
Gain on settlement of debt	(139,558)	(133,668)	(5,890)
Loss on disposal of equipment	2,075	–	–
Loss on write down of note receivable	86,797	–	–
Provision for loan receivable	41,647	(51,513)	93,160
Write-off of oil and gas deposit	365,000	–	–

Changes in operating assets and liabilities:
Note receivable	(9,876)	–	(9,876)
Prepaid expenses	–	–	5,120
Accounts payable and accrued liabilities	354,679	88,778	113,690
Due to related parties	83,981	7,702	69,199

Net Cash Used in Operating Activities	(668,863)	(128,833)	(75,936)

Investing Activities

Acquisition of oil and gas interests	(365,000)	–	–
(Advance) recovery of note receivable	(128,444)	41,637	–
Purchase of equipment	(2,873)	–	–

Net Cash (Used In) Provided by Investing Activities	(496,317)	41,637	–

Financing Activities

Advances from related party loan	50,000	–	–
Repayment of related party loan	(50,000)	–	–
Proceeds from convertible debentures	585,000	–	–
Proceeds from promissory notes payable	452,500	87,500	75,000
Proceeds from issuance of common shares	130,400	–	–

Net Cash Provided by Financing Activities	1,167,900	87,500	75,000

Increase (Decrease) in Cash	2,720	304	(936)

Cash – Beginning of Period	–	2,416	3,352

Cash – End of Period	$2,720	$2,720	$2,416

Supplemental Disclosures
Interest paid	$8,500	$–	$–
Income taxes paid	$–	$–	$–

Non-cash Investing and Financing Activities
Shares issued to settle debt	$53,532	$53,532	$–

(The accompanying notes are an integral part of these financial statements)

Texada Ventures Inc.
(An Exploration Stage Company)
Statement of Stockholders’ Deficit
From October 17, 2001 (Date of Inception) to November 30, 2010
(Expressed in US dollars)

				Deficit
	Common Shares			Accumulated
			Additional	During the
	Common	Par	Paid-in	Exploration
	Shares #	Value $	Capital $	Stage $	Total $

Balance, October 17, 2001 (Date of inception)	–	–	–	–	–

Shares issued for cash at $0.0005	12,000,000	12,000	(6,000)	–	6,000
Net loss for the period	–	–	–	(4,254)	(4,254)

Balance, November 30, 2001	12,000,000	12,000	(6,000)	(4,254)	1,746

Shares issued for cash at $0.01	12,000,000	12,000	108,000	–	120,000
Net loss for the year	–	–	–	(21,106)	(21,106)

Balance, November 30, 2002	24,000,000	24,000	102,000	(25,360)	100,640

Net loss for the year	–	–	–	(42,929)	(42,929)

Balance, November 30, 2003	24,000,000	24,000	102,000	(68,289)	57,711

Net loss for the year	–	–	–	(19,057)	(19,057)

Balance, November 30, 2004	24,000,000	24,000	102,000	(87,346)	38,654

Shares issued for cash at $0.015	293,334	293	4,107	–	4,400
Net loss for the year	–	–	–	(26,580)	(26,580)

Balance, November 30, 2005	24,293,334	24,293	106,107	(113,926)	16,474

Net loss for the year	–	–	–	(85,501)	(85,501)

Balance, November 30, 2006	24,293,334	24,293	106,107	(199,427)	(69,027)

Beneficial conversion feature of convertible debenture	–	–	174,000	–	174,000
Net loss for the year	–	–	–	(573,579)	(573,579)
Balance, November 30, 2007	24,293,334	24,293	280,107	(773,006)	(468,606)
Beneficial conversion feature of convertible debenture	–	–	60,000	–	60,000
Net loss for the year	–	–	–	(517,805)	(517,805)

Balance, November 30, 2008	24,293,334	24,293	340,107	(1,290,811)	(926,411)
Net loss for the year	–	–	–	(351,966)	(351,966)
Balance, November 30, 2009	24,293,334	24,293	340,107	(1,642,777)	(1,278,377)
Shares issued to settle debt	100,000	100	4,900	–	5,000
Shares issued to settle related party debt	180,000	180	35,820	–	36,000
Shares issued to settle convertible debenture	790,651	791	38,741	–	39,532
Net loss for the year	–	–	–	(44,914)	(44,914)
Balance, November 30, 2010	25,363,985	25,364	419,568	(1,687,691)	(1,242,759)

(The accompanying notes are an integral part of these financial statements)

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to Financial Statements
November 30, 2010
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  As at November 30, 2010, the Company has a working capital deficit of $1,242,759 and has accumulated losses of $1,687,691 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As at November 30, 2010, the Company had cash of $2,720 on hand, and for the next twelve months, management anticipates that the minimum cash requirements to fund its proposed exploration program and continued operations will be $320,000. Accordingly, the Company does not have sufficient funds to meet planned expenditures over the next twelve months, and will need to seek additional debt or equity financing to meet its planned expenditures. There is no assurance that the Company will be able to raise sufficient cash to fund its future exploration programs and operational expenditures.

2.	Summary of Significant Accounting Policies

a)	Basus if Presentation

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
November 30, 2010
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

d)	Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at November 30, 2010, the Company has 915,849 split-adjusted dilutive securities outstanding. At November 30, 2010 and 2009, the effect of the Company’s outstanding common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

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

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to Financial Statements
November 30, 2010
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

h)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

i)	Financial Instruments

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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of November 30, 2010 as follows:

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance as of
	Instruments	Inputs	Inputs	November 30,
	(Level 1)	(Level 2)	(Level 3)	2010

Assets:
Cash equivalents	$2,720	$–	$–	$2,720

Total assets measured at fair value	$2,720	$–	$–	$2,720

Management believes that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to Financial Statements
November 30, 2010
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

j)	Income Taxes

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

l)	Adopted Accounting Pronouncements

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

4.	Accrued Liability

Accrued liabilities consist of accrued interest of $180,092 (2009 - $148,113) on the convertible debentures and promissory notes payable.

5.	Related Party Transactions

a)
On September 12, 2008, Company entered into an engagement letter (see Note 11) with the Chief Executive Officer (“CEO”) who later resigned on November 30, 2010.  Pursuant to the agreement, the Company incurred $13,179 (2009 - $14,217) in consulting fees to a company owned and controlled by the former CEO during the year ended November 30, 2010.  As at November 30, 2010, $8,452 (2009 - $13,059) in consulting fees are owed to the former CEO. On October 20, 2010, the Company negotiated a settlement agreement with the former CEO.  Pursuant to the agreement, the Company will settle the amount owing to the former CEO by issuing 92,827 shares of the Company’s common stock. As at November 30, 2010, the shares had yet to be issued and the amounts due to the former CEO were reclassified to accounts payable.

b)
During the year ended November 30, 2010, the Company incurred $12,000 (2009 - $48,000) in consulting fees to a Director of the Company. As at November 30, 2010, $20,000 (2009 - $44,000) in consulting fees and $13,639 (2009 - $13,330) of expenditures incurred on behalf of the Company are owed to this Director.   On October 14, 2010, the Company entered into a settlement agreement with this Director. Pursuant to the agreement, the Company settled $36,000 by issuing 180,000 shares of the Company’s common stock with a fair value of $9,000 on November 2, 2010.  This Director is also a significant shareholder of the Company and accordingly the settlement agreement is accounted for as a related party debt settlement and is recorded as a capital transaction in the Statement of Stockholders’ Deficit.

c)	As at November 30, 2010, accounts payable includes $3,125 (2009 - $3,125) owing to a former director for expenses incurred on the Company’s behalf.

d)
The Company neither owns nor leases any real or personal property.  The Chief Financial Officer provides office services without charge.  Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to Financial Statements
November 30, 2010
(Expressed in US dollars)

6.	Promissory Notes Payable

a)	On March 30, 2010, the Company entered into a promissory note with a third party for $60,000, which is unsecured, non interest bearing and due on demand.

b)	On February 15, 2010, the Company entered into a promissory note with a third party for $27,500, which is unsecured, non interest bearing and due on demand.

c)
On March 25, 2009, the Company entered into a promissory note with a third party for $25,000, which is unsecured, due on demand and bears interest at 5% per annum. Interest and principal are due on demand.  On October 29, 2010, the Company negotiated a debt settlement agreement with the holder of the promissory note. The Company negotiated to settle the $25,000 promissory note and $1,901 accrued interest by issuing 134,503 shares of the Company’s common stock. It was negotiated for interest to cease accruing on October 1, 2010. On January 4, 2011, pursuant to the agreement, the Company issued the shares to the promissory note holder (see Note 13).

d)
On December 19, 2008, the Company entered into a promissory note with a third party for $50,000, which is unsecured, due on demand and bears interest at 5% per annum. Interest and principal are due on demand. On October 29, 2010, the Company negotiated a debt settlement agreement with the holder of the promissory note. The Company negotiated to settle the $50,000 promissory note and $4,459 accrued interest by issuing 272,295 shares of the Company’s common stock. It was negotiated for interest to cease accruing on October 1, 2010. On January 4, 2011, pursuant to the agreement, the Company issued the shares to the promissory note holder (see Note 13).

e)
On October 27, 2008, the Company entered into a promissory note with a third party for $140,000, which is unsecured, due on demand and bears interest at 5% per annum. Interest and principal are due on demand. On October 29, 2010, the Company negotiated a debt settlement agreement with the holder of the promissory note. The Company negotiated to settle the $140,000 promissory note and $13,501 accrued interest by issuing 767,507 shares of the Company’s common stock. It was negotiated for interest to cease accruing on October 1, 2010. On January 4, 2011, pursuant to the agreement, the Company issued the shares to the promissory note holder (see Note 13).

f)
On February 15, 2007, the Company entered into a promissory note with a third party for $50,000, which is unsecured, due on demand and bears interest at 8% per annum. Interest is payable annually due on or before February 14th of each year.  On October 29, 2010, the Company negotiated a debt settlement agreement with the holder of the promissory note. The Company negotiated to settle the $50,000 promissory note and $14,509 accrued interest by issuing 322,548 shares of the Company’s common stock. It was negotiated for interest to cease accruing on October 1, 2010. On January 4, 2011, pursuant to the agreement, the Company issued the shares to the promissory note holder (see Note 13).

g)	On November 20, 2006, the Company entered into a promissory note with a third party for $100,000, which is unsecured, due on demand and bears interest at 8% per annum.

7.	Convertible Debentures

a)
On April 10, 2007, the Company issued a 6% convertible debenture with a principal amount of $200,000 which was due and payable on December 31, 2008.  Interest is payable semi-annually beginning on September 30, 2007, and thereafter on March 31st and September 30th of each year, payable at the option of the Company in cash or shares. As at November 30, 2010, the Company had not made any interest payments and pursuant to the debenture has accrued default interest of 8% since September 30, 2007. The principal and accrued interest on the debenture may be converted at any time into shares of the Company’s common stock at a price of $0.625 per share, at the option of the holder.

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
November 30, 2010
(Expressed in US dollars)

7.	Convertible Debentures (continued)

Pursuant to ASC 470-60, Troubled Debt Restructurings by Debtors, the total future cash flows of the restructured debt was compared with the carrying value of the original debt.  As the total future cash flows of the restructured debt were greater than the carrying value at the date of amendment, the carrying value of the original debt at the date of modification was not adjusted.  Pursuant to ASC 470-60, a new effective interest rate was computed and used to determine interest expense for the modified debenture. As at November 30, 2010, $79,823 has been accreted increasing the carrying value of the convertible debenture to $199,823. As at November 30, 2010, the Company has accrued interest of $56,362.

b)
On May 2, 2007, the Company issued a 6% convertible debenture with a principal amount of $125,000 which was due and payable on December 31, 2008. Interest is payable semi-annually beginning on September 30, 2007, and thereafter on March 31st and September 30th of each year, payable at the option of the Company in cash or shares. As at November 30, 2010, the Company had not made any interest payments and pursuant to the debenture has accrued default interest of 8% since September 30, 2007. The principal and accrued interest on the debenture may be converted at any time into shares of the Company’s common stock at a price of $0.625 per share, at the option of the holder.

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

On October 14, 2010, the Company entered into a settlement agreement with the convertible note holder. Pursuant to the settlement agreement, the Company settled the $125,000 convertible note and $33,130 accrued interest by issuing 790,651 shares of the Company’ common stock with a fair value of $39,532 on November 2, 2010.  The Company recognized a $118,598 gain on the settlement of this debt in other income.

c)
On November 19, 2007, the Company issued a 6% convertible debenture with a principal amount of $110,000 which was due and payable on December 31, 2008.  Interest is payable semi-annually beginning on May 31, 2008, and thereafter on May 31st and November 30th of each year, payable at the option of the Company in cash or shares. As at November 30, 2010, the Company had not made any interest payments and pursuant to the debenture has accrued default interest of 8% since May 31, 2008. The principal and accrued interest on the debenture may be converted at any time into shares of the Company’s common stock at a price of $0.625 per share, at the option of the holder.

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

Pursuant to ASC 470-60, Troubled Debt Restructurings by Debtors, the total future cash flows of the restructured debt was compared with the carrying value of the original debt.  As the total future cash flows of the restructured debt were greater than the carrying value at the date of amendment, the carrying value of the original debt was not adjusted.  Pursuant to ASC 470-60, a new effective interest rate was computed and used to determine interest expense for the modified debenture. As at November 30, 2010, $43,668 has been accreted increasing the carrying value of the convertible debenture to $109,668. As at November 30, 2010, the Company has accrued interest of $24,052.

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to Financial Statements
November 30, 2010
(Expressed in US dollars)

7.	Convertible Debentures (continued)

On October 29, 2010, the Company negotiated to settle a debt settlement agreement with the holder of the convertible note. Pursuant to the agreement, the Company agreed to settle the $110,000 convertible note and $24,052 accrued interest by issuing 670,262 shares of the Company’s common stock. It was negotiated for interest to cease accruing on October 1, 2010. On January 4, 2011, the Company issued 670,262 shares to the convertible note holder (see Note 13).

d)
On March 11, 2008, the Company issued a 6% convertible debenture with a principal amount of $150,000 which was due and payable on December 31, 2008.  Interest is payable semi-annually beginning on May 31, 2008, and thereafter on May 31st and November 30th of each year, payable at the option of the Company in cash or shares. As at November 30, 2010, the Company had not made any interest payments and pursuant to the debenture has accrued default interest of 8% since May 31, 2008. The principal and accrued interest on the debenture may be converted at any time into shares of the Company’s common stock at a price of $0.625 per share, at the option of the holder.

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

Pursuant to ASC 470-60, Troubled Debt Restructurings by Debtors, the total future cash flows of the restructured debt was compared with the carrying value of the original debt.  As the total future cash flows of the restructured debt were greater than the carrying value at the date of amendment, the carrying value of the original debt was not adjusted.  Pursuant to ASC 470-60, a new effective interest rate was computed and used to determine interest expense for the modified debenture. As at November 30, 2010, $59,794 has been accreted increasing the carrying value of the convertible debenture to $149,794. As at November 30 2010, the Company has accrued interest of $31,992.

8.	Loan receivable

The Company provided a note receivable of $93,160 to Royalty Exploration, LLC (“Royalty Exploration”) pursuant to a term sheet (the “Term Sheet”) signed on September 16, 2008 that set forth the principal terms upon which the Company would enter into a definitive agreement to acquire Royalty Exploration (the “REX Acquisition”) and commence a concurrent financing of $40,000,000. The note receivable is due upon the close of the REX Acquisition or, if the REX Acquisition is not consummated, in 12 equal monthly installments after the termination of the Term Sheet. The REX Acquisition was notconsummated and the Term Sheet expired on May 31, 2009. Due to uncertainty as to the collectability of the loan at November 30, 2009, a provision was recorded to write off the entire amount.

During fiscal 2010, payments of $41,647 were recovered and recorded as a recovery in other income and amounts owing to Royalty Exploration totalling $9,876 was written off pursuant to the Term Sheet as the acquisition was not consummated.

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to Financial Statements
November 30, 2010
(Expressed in US dollars)

9.	Common Stock

a)
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

b)
On November 2, 2010, the Company issued 790,651 shares of the Company’s common stock with a fair market value of $0.05 per share to settle a $125,000 convertible debenture and $33,130 accrued interest and a gain of $118,597 was recognized in other income on debt settlement.

c)	On November 2, 2010, the Company issued 180,000 shares of the Company’s common stock to settle $36,000 of consulting fees owed to a Director (see Note 5(b)).

d)
On November 2, 2010, the Company issued 100,000 shares of the Company’s common stock with a fair value of $5,000 to settle $20,000 of fees owed to a consultant and a gain of $15,000 was recognized in other income on debt settlement.

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

On September 12, 2008, the Company entered into an engagement letter with the Company’s former Chief Executive Officer to provide management services in consideration for fees based upon time expended, with a designated portion payable in cash and balance payable in the Company’s common stock at a deemed price of $2.50 per split-adjusted share. Refer to Note 5(a). In February 2010, that agreement was modified to convert non-cash portions of invoice charges through January 2010 into equity at the same price and terms as outside investors in the private placement or if the Company is unsuccessful in a private, shares would be issued with valuation at the then-current market price.  On October 14, 2010, the Company negotiated a debt settlement with the former CEO to settle the amounts owing to the former CEO and interest ceased accruing effective October 1, 2010. The settlement was completed subsequent to the year end when the shares were issued. See Note 13(c).

12.	Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense differs from the amount that would result from applying the U.S federal and state income tax rates to earnings before income taxes. The Company has a net operating loss carryforward of approximately $1,543,900 available to offset taxable income in future years which expire through fiscal 2029. Pursuant to ASC 740, the potential benefit of the net operating loss carryforward has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to Financial Statements
November 30, 2010
(Expressed in US dollars)

12.	Income Taxes (continued)

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	November 30, 2010 $	November 30, 2009 $

Income tax recovery at statutory rate	$15,700	$123,200

Accretion on convertible debentures	(1,600)	(3,700)

Provision for loan receivable	18,000	(32,600)

Gain on settlement of debt	46,800	–

Valuation allowance change	(78,900)	(86,900)

Provision for income taxes	$–	$–

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of deferred income tax assets and liabilities at November 30, 2010 and 2009 are as follows:

	November 30, 2010 $	November 30, 2009 $

Net operating loss carryforward	$540,400	$461,500

Valuation allowance	(540,400)	(461,500)

Net deferred income tax asset	$–	$–

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

13.	Subsequent Events

a)	On January 4, 2011, the Company issued an aggregate of 1,496,853 common shares pursuant to the negotiated debt settlement agreements described in Note 6.

b)	On January 4, 2011, the Company issued 670,262 common shares pursuant to the negotiated debt settlement agreement described in Note 7c.

c)	On January 24, 2011, the Company issued 92,827 shares of the Company’s common shares pursuant to the negotiated debt settlement agreement described in Note 5a.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between the Company and its accountants regarding any matter or accounting principles or practice or financial statement disclosures.

ITEM 9A.   CONTROLS AND PROCEDURES

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

Through the year ended November 30, 2010, and to the present, we have engaged legal counsel who is experienced and qualified to practice before the Security and Exchange Commission, who actively reviewed company events and major transactions to advise management on appropriate disclosure of those events and transactions. Additionally, Company filings with the SEC are reviewed by the Board of Directors, our management, and our SEC legal firm for proper and complete disclosure.  Management believes that appropriate improvements in control over financial reporting in the future will improve the results of its evaluation of disclosure controls.

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

●
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

●
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

●	Lack of an independent board of directors and an audit committee, including an independent financial expert. The current board is composed of two members who are not independent.

As the Company is a non-accelerated filer, this Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Changes in internal controls over financial reporting

During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except that effective November 30, 2010, the Company’s Board of Directors accepted the resignation of Ted Sharp as a director of the Company and from the offices of President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Company and appointed David Brow as a director of the Company and to the offices of President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Company.  The resignation of Mr. Sharp and appointment of Mr. Brow is not expected to have an adverse effect on the Company’s internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to our current directors, executive officers and key employees. The term for each director expires at our next annual meeting or until his or her successor is appointed. The ages of the directors, executive officers and key employees are shown as of November 30, 2010.

Name, Current Office	Principal Occupation	Director/Officer Since	Age

David Brow Chief Executive Officer Chief Financial Officer, President, Secretary, Treasurer and Director*	Strategy Consultant	November 30, 2010	45

Dr. John Veltheer, Director	Strategy Consultant	September 26, 2006	45

*  Effective November 30, 2010, the Company’s Board of Directors accepted Ted Sharp’s resignation as a director of the Company and from the offices of President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Company and appointed David Brow as a director of the Company and to the offices of President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Company.

David Brow, Principal Executive Officer and Principal Financial Officer:

Effective November 30, 2010, Mr. Brow was appointed as a director of the Company and to the offices of President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Company.  Mr. Brow graduated from the University of British Columbia in 1990 with a Bachelor of Arts Degree. Upon graduating, Mr. Brow completed both the Canadian Securities course and the Registered Representative exams for licensing as a securities trader and financial advisor.  From June 1995 to May 1996, Mr. Brow consulted to Syncronys Softcorp, a publicly traded manufacturer of computer software, and supervised their Canadian operations.  In 1996 Mr. Brow formed Willow Run Software Marketing Inc., a high tech sales and marketing consulting firm that worked with numerous software manufacturers, both public and private.  Consulting services provided by Willow Run Software Marketing Inc. included product and market analyses, product launch programs, marketing initiatives and sales strategies.  In 1999 Mr. Brow formed another high- tech consulting firm, Point of Presence Marketing Inc.  This firm concentrated on the emerging technology sectors and assisted companies with all aspects of the sales, marketing and launch process, including funding issues.  Point of Presence Marketing Inc. was purchased by EDventure Capital Inc. in October 2000 where Mr. Brow was a director until April 2002.  In May 2002 Mr. Brow was appointed secretary and treasurer of publicly traded Electric Network.com, Inc. and resigned as a director/officer in 2006 upon completion of a successful merger with Solar EnergySources, Inc.  During this time, Mr. Brow took a role with Symantec Corp. overseeing the West Region channel business and managed a revenue stream in excess of $300 million.  Mr. Brow left Symantec Corp. in November of 2007 and subsequently took a role as VP of Chanel Sales for Acronis, Inc. and then moved to emerging BSM software Manufacturer FireScope, Inc. until May 2010. In 2008, Mr. Brow was appointed President, Secretary and Treasurer of publicly traded Neema, Inc. and worked with them through their merger with Carbon Green, Inc, in fall of 2009. Mr. Brow resigned from Carbon Green, Inc in January 2010. Mr. Brow presently resides in Los Angeles, California where he is the Director of Channel Sales for Lenovo, Inc. managing a $400m channel sales organization.

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

We are not aware of any of our executive officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses) or being subject to any of the items set forth under Item 401(f) of Regulation S-K.

Significant Employees

Neither Mr. Brow nor Dr. Veltheer has formal training as a geologist or in the technical aspects of a mineral exploration company. Accordingly, we will have to rely on the technical services of others to advise us on the managerial aspects specifically associated with a mineral exploration company. We rely on our independent geological consultant, Mr. Timmins, to make recommendations to us on work programs on our property, to hire appropriately skilled persons on a contract basis to complete work programs and to supervise, review, and report on such programs to us.

Code of Ethics

We have adopted a Code of Ethics applicable to our officers and directors which is a “code of ethics” as defined by applicable rules of the SEC.  Our Code of Ethics was attached as an exhibit to our Annual Report on Form 10-K filed on February 28, 2007.  A copy of such Code of Ethics will be provided to any person without charge upon written request sent to the Company at its principal address.

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

To our knowledge, based solely on our review of the copies of the Section 16(a) reports furnished to us, all Section 16(a) filing requirements applicable to our directors, executive officers and holders of more than 10% of any class of our registered securities were timely complied with during the year ended November 30, 2010, except for the following reports:

Name	Number of	Transactions Not	Known Failures to
	Late Reports	Timely Reported	File a Required Form
John Veltheer	One	Two	None

Board Nominations

There have been no changes to the procedures pursuant to which shareholders may nominate directors to the board of directors of the Company.

ITEM 11.   EXECUTIVE COMPENSATION

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

Summary Compensation Table

A summary of cash and other compensation paid to our executive officers and directors for the fiscal years ended November 30, 2010 and 2009 is as follows:

Name and Principal Position	Year Ending November 30	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Comp.	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

David Brow (1) Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director	2010 2009	– –	– –	– –	– –	– –	– –	– –	– –
Ted R. Sharp (2) Former Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director	2010 2009	– –	– –	– –	– –	– –	– –	$ 13,713 $ 22,484	$ 13,713 $ 22,484
Dr. John Veltheer (3) Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director	2010 2009	– –	– –	– –	– –	– –	– –	$12,000 $48,000	$12,000 $48,000

(1)	Mr. Brow was appointed to these positions on November 30, 2010.
(2)
Mr. Sharp was appointed to these positions on September 12, 2008 and resigned on November 30, 2010.  Amounts paid include $nil and $4,762  due in cash and $8,452 and $10,656 of fair value of stock issuable as of November 30, 2010 and 2009, respectively.

(3)
Dr. Veltheer resigned all positions except Director on September 12, 2008.  He continues to provide consulting services under contract through and beyond the year ended November 30, 2010 for which he is paid $4,000 per month.

The Company has no equity or incentive plan under which shares of company stock may be issued to officers, directors, employees or other interests.

Director Compensation

We do not pay any compensation to Dr. John Veltheer or Ted R. Sharp for serving on our board of directors during the year ended November 30, 2010.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

Effective November 30, 2110, we entered into an engagement letter with David Brow.  On November 30, 2010, concurrent with the engagement of Mr. Brow, Mr. Sharp resigned as a director of the Company and from office of the Company.

Mr. Sharp and his firm Sharp Executive Associates, Inc. were previously engaged by the Company on September 12, 2008, and concurrent with the engagement of Mr. Sharp and his firm, Dr. Veltheer resigned all positions except Director.  Dr. Veltheer continues to provide consulting services under contract through and beyond the year ended November 30, 2010 for which he is paid $4,000 per month.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information as of March 4, 2011 regarding the ownership of our common stock by:

●	each person who is known by us to own more than 5% of our shares of common stock; and
●	each named executive officer, each director and all of our directors and executive officers as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 27,623,927 shares of common stock outstanding as of March 4, 2011.

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

Officers, Directors and Principal Stockholders

Name and Address of Beneficial Owner
Name/Position Officers and Directors	Address	Number of Shares	Percentage of Issued and Outstanding

David Brow Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director	421 – 9th Street Manhattan Beach, CA 90266	-	-%

Dr. John Veltheer Former Chief Executive Officer, Former Chief Financial Officer, Former President, Former Secretary, Former Treasurer and Director	2957 West 21st Avenue Vancouver, B.C. V6L 1K7 Canada	12,180,000	44.10%

Officers and Directors as a Group		12,180,000	44.10%

We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in our control.

We are not, to the best of our knowledge, directly or indirectly owned or controlled by another corporation or foreign government.

Securites Authorized for Issuance under Equity Compensation Plans

The Company has not adopted an equity compensation plan and, consequently, has no securities authorized for issuance under any equity compensation plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than noted in this section:

●	any of our directors or officers;
●	any person proposed as a nominee for election as a director;
●	any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding share of common stock;
●	any of our promoters;
●	any relative or spouse of any of the foregoing persons who has the same home address as such person.

During the year ended November 30, 2010, the Company incurred $12,000 (2009 - $48,000) in consulting fees to Dr. John Veltheer, a director and the former President of the Company. As at November 30, 2010, $20,000 (2009 - $46,4300) in consulting fees are owed to Dr. Veltheer.

As at November 30, 2010, accounts payable includes $3,125 (2008 - $3,125) owing to a former director for expenses incurred on the Company’s behalf.

Director Independence

There are no independent directors on the Board of Directors of the Company.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual financial statements for the periods from November 30, 2009 to November 30, 2010 and from November 30, 2008 to November 30, 2009 and reviews of the consolidated financial statements included in the Company’s Forms 10-Q for the periods from November 30, 2009 to November 30, 2010 and from November 30, 2008 to November 30, 2009, were $19,250 and $23,000, respectively.

Audit-Related Fees

The aggregate fees billed by the Company's auditors for any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees” above for the periods November 30, 2009 to November 30, 2010 and from November 30, 2008 to November 30, 2009, were $nil and $nil, respectively.

Tax Fees

The aggregate fees billed by the Company’s auditors for professional services for tax compliance, tax advice, and tax planning for the periods from November 30, 2009 to November 30, 2010 and from November 30, 2008 to November 30, 2009, were $nil and $nil, respectively.

All Other Fees

The aggregate fees billed by the Company’s auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, for the periods from November 30, 2009 to November 30, 2010 and from November 30, 2008 to November 30, 2009, were $nil and $nil, respectively.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT	DESCRIPTION

3.1	Articles of Incorporation(1)
3.2	Bylaws, as amended(1)
3.3	Articles of Incorporation, as amended(2)
4.1	Form of Share Certificate(1)
10.1	Mineral Claim Purchase Agreement, dated November 2, 2001, between Glen MacDonald and Texada Ventures Inc.(1)
10.2	Loan Agreement, dated October 18, 2006, between Dr. John Veltheer and Texada Ventures Inc.(3)
10.3	Letter Agreement, dated November 9, 2006, between Texada Ventures Inc. and Link Investment Holdings, S.A.(4)
10.4	Promissory Note issued by Texada Ventures Inc. to IFG Trust Services, Inc. on February 15, 2007(7)
10.5	Term Sheet Agreement, dated March 21, 2007, between Texada Ventures Inc. and Anglo Energy Refining Corp.(8)
10.6	Assignment Agreement, dated April 5, 2007, between Texada Ventures Inc. and Anglo Energy Refining Corp.(9)
10.7	Loan Extension Agreement, dated November 8, 2007, between Texada Ventures Inc. and Dr. John Veltheer(10)
10.8	Assignment Agreement, effective November 8, 2007, between Texada Ventures Inc. and Anglo Energy Refining Corp.(10)
10.9	Engagement Letter agreement, dated September 12, 2008, between Texada Ventures Inc. and Sharp Executive Associates, Inc. (12)
10.10	Letter Agreement dated August 25, 2009, between Texada and Royalty Exploration LLC (13)
10.11	Promissory Note issued by Texada Ventures Inc. to IFG Trust Services, Inc. on October 27, 2008(14)
10.12	Promissory Note issued by Texada Ventures Inc. to IFG Trust Services, Inc. on December 19, 2008(14)
10.13	Promissory Note issued by Texada Ventures Inc. to IFG Trust Services, Inc. on March 25, 2009(14)
10.14	Promissory Note issued by Texada Ventures Inc. to IFG Trust Services, Inc. on February 15, 2010(14)
10.15	Promissory Note issued by Texada Ventures Inc. to IFG Trust Services, Inc. on March 30, 2010(14)
14.1	Code of Ethics(5)
16.1	Letter from Telford Sadovnick, P.L.L.C. regarding change in certifying accountant(11)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Share Purchase Agreement, dated September 25, 2006, between Marc Branson and Dr. John Veltheer (6)

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on April 15, 2003, as amended.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 21, 2006.
(3)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on October 20, 2006.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 11, 2006

(5)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on March 9, 2006.
(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 29, 2006
(7)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on February 28, 2007
(8)	Filed with the SEC as an exhibit to our Current Report on 8-K filed on March 23, 2007
(9)	Filed with the SEC as an exhibit to our Current Report on 8-K filed on April 11, 2007
(10)	Filed with the SEC as an exhibit to our Current Report on 8-K filed on November 13, 2007
(11)	Filed with the SEC as an exhibit to our Current Report on 8-K filed on March 5, 2007
(12)	Filed with the SEC as an exhibit to our Current Report on 8-K filed on September 14, 2008
(13)	Filed with the SEC as an exhibit to our Current Report on 8-K filed on September 1, 2009
(14)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed on July 15, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXADA VENTURES INC.

Date: March 4, 2011	/s/ David Brow
David Brow, Chief Executive Officer, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934,  this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Brow	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)	March 4, 2011
David Brow

/s/ John Veltheer	Director	March 4, 2011
Dr. John Veltheer