Form 10-Q
period 2011-02-28
TEXADA VENTURES INC
filed 2011-04-14
CIK 1174907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐   Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐  Yes    ☐ No

Indicate by check mark whether the Registrant is  ☐  a large accelerated filer, ☐ an accelerated file, ☐ a non-accelerated filer, or  ☐ a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   ☐ Yes     ☒ No

Number of shares of issuer’s common stock outstanding as of April 14, 2011:  27,623,936

i

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended February 28, 2011 are not necessarily indicative of the results that can be expected for the year ending November 30, 2011.

As used in this Quarterly Report on Form 10-Q, the terms "we", "us", "our", “the Company” and “Texada” mean Texada Ventures Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report on Form 10-Q are in U.S. dollars unless otherwise stated.

Texada Ventures Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	February 28, 2011	November 30, 2010
	(unaudited)

ASSETS

Current Assets
Cash	$–	$2,720
Total Assets	$–	$2,720

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Cheques issued in excess of funds on deposit	$219	$–
Accounts payable (Note 5(c))	118,133	119,963
Accrued liabilities (Note 4)	146,191	180,092
Due to related parties (Notes 5(b))	34,275	33,639
Promissory notes payable (Note 6)	187,500	452,500
Convertible debentures, less unamortized discount of $nil and $715, respectively (Note 7)	350,000	459,285

Total Current Liabilities	836,318	1,245,479

Nature of Operations and Continuance of Business (Note 1)

Stockholders’ Deficit
Preferred shares, 100,000,000 shares authorized, $0.001 par value; None issued and outstanding	–	–

Common shares, 200,000,000 shares authorized, $0.001 par value; 27,623,936 shares issued and outstanding (November 30, 2010 – 25,363,985 shares) (Note 9)	27,624	25,364

Additional paid-in capital	530,307	419,568

Deficit accumulated during the exploration stage	(1,394,249)	(1,687,691)
Total Stockholders’ Deficit	(836,318)	(1,242,759)
Total Liabilities and Stockholders’ Deficit	$–	$2,720

(The accompanying notes are an integral part of these financial statements)

Texada Ventures Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Accumulated from October 17, 2001 (Date of Inception) to February 28, 2011	For the Three Months Ended February 28, 2011	For the Three Months Ended February 28, 2010

Revenue	$–	$–	$–

Operating Expenses
Amortization	798	–	–
Consulting	218,287	3,000	14,278
Exploration costs	20,091	–	–
General and administrative	669,108	33,102	14,406
Loss (gain) on foreign exchange	9,522	3,630	(698)
Mineral property costs	3,747	–	–
Total Operating Expenses	921,553	39,732	27,986
Loss from Operations	(921,553)	(39,732)	(27,986)

Other Income (Expense)
Accretion of discount on convertible debentures	(234,000)	(715)	(854)
Interest income	4,022	–	–
Interest on convertible debentures	(152,431)	(6,896)	(11,540)
Interest on promissory notes	(68,584)	(1,973)	(5,610)
Interest on related party loans	(8,500)	–	–
Gain on settlement of debt (Note 9)	468,435	328,877	70
Loss on disposal of equipment	(2,075)	–	–
Loss on write down of note receivable	(86,797)	–	–
Loss on write down of oil and gas deposit	(365,000)	–	–
(Provision) recovery for loan receivable	(27,766)	13,881	–
Total Other Income (Expense)	(472,696)	333,174	(17,934)

Net Income (Loss)	$(1,394,249)	$293,442	$(45,920)

Net Income (Loss) Per Share – Basic and Diluted		$0.01	$–

Weighted Average Shares Outstanding		25,464,436	24,293,334

(The accompanying notes are an integral part of these financial statements)

Texada Ventures Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Accumulated from October 17, 2001 (Date of Inception) to February 28, 2011	For the Three Months Ended February 28, 2011	For the Three Months Ended February 28, 2010

Operating Activities

Net loss	$(1,394,249)	$293,442	$(45,920)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of convertible debt discount	234,000	715	854
Amortization	798	–	–
Gain on settlement of debt	(468,435)	(328,877)	–
Loss on disposal of equipment	2,075	–	–
Loss on write down of note receivable	86,797	–	–
Provision for loan receivable	27,766	(13,881)	–
Write-off of oil and gas deposit	365,000	–	–

Changes in operating assets and liabilities:
Cheques issued in excess of funds on deposit	219	219	–
Note receivable	(9,876)	–	–
Prepaid expenses	–	–	–
Accounts payable and accrued liabilities	385,824	31,145	30,790
Due to related parties	84,617	636	14,240

Net Cash Used in Operating Activities	(685,464)	(16,601)	(36)

Investing Activities
Acquisition of oil and gas interests	(365,000)	–	–
(Advance) repayment of note receivable	(114,563)	13,881	–
Purchase of equipment	(2,873)	–	–

Net Cash (Used In) Provided by Investing Activities	(482,436)	13,881	–

Financing Activities
Advances from related party loan	50,000	–	–
Repayment of related party loan	(50,000)	–	–
Proceeds from convertible debentures	585,000	–	–
Proceeds from promissory notes payable	452,500	–	27,500
Proceeds from issuance of common shares	130,400	–	–

Net Cash Provided by Financing Activities	1,167,900	–	27,500

Increase (Decrease) in Cash	–	(2,720)	27,464

Cash - Beginning of Period	–	2,720	2,416

Cash - End of Period	$–	$–	$29,880

Supplemental Disclosures
Interest paid	$8,500	$–	$–
Income taxes paid	$–	$–	$–

Non-cash Investing and Financing Activities
Shares issued to settle debt	$166,529	$112,997	$–

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  As at February 28, 2011, the Company has a working capital deficit of $836,318 and has accumulated losses of $1,394,249 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As at February 28, 2011, the Company had no cash, and for the next twelve months, management anticipates that the minimum cash requirements to fund its proposed exploration program and continued operations will be $320,000. Accordingly, the Company does not have sufficient funds to meet planned expenditures over the next twelve months, and will need to seek additional debt or equity financing to meet its planned expenditures. There is no assurance that the Company will be able to raise sufficient cash to fund its future exploration programs and operational expenditures.

2.      Summary of Significant Accounting Policies

a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is November 30.

b)	Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended November 30, 2010, included in the Company’s Annual Report on Form 10-K filed on March 4, 2011 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at February 28, 2011, and the results of its operations and cash flows for the fiscal periods ended February 28, 2011 and 2010. The results of operations for the three months ended February 28, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year.

c)	Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at February 28, 2011, the Company has 701,366 split-adjusted dilutive securities outstanding. At February 28, 2011 and 2010, the effect of the Company’s outstanding common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

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

The Company computes earnings (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at February 28, 2011, the Company has 701,366 split-adjusted dilutive securities outstanding. At February 28, 2011 and 2010, the effect of the Company’s outstanding common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

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
(Expressed in US dollars)
(Unaudited

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

Our financial instruments consist principally of bank indebtedness, accounts payable, amounts due to related parties, promissory notes payable, and convertible debentures. Pursuant to ASC 820, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.  The fair value of the convertible debentures is determined using “Level 2” inputs and approximate carrying value.

The Company has operations in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(Unaudited

2.	Summary of Significant Accounting Policies (continued)

 j)     Financial Instruments (continued)

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of February 28, 2011 as follows:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance as of
	Instruments	Inputs	Inputs	February 28,
	(Level 1)	(Level 2)	(Level 3)	2011
Assets:
Cash equivalents	$–	$–	$–	$–

Total assets measured at fair value	$–	$–	$–	$–

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

m)	New Accounting Pronouncements

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

4.      Accrued Liabilities

Accrued liabilities consist of accrued interest of $146,191 (November 30, 2010 - $180,092) on the convertible debentures and promissory notes payable.

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(Unaudited

5.      Related Party Transactions

a)
On September 12, 2008, the Company entered into an engagement letter with the Chief Executive Officer (“CEO”) who later resigned on November 30, 2010.  Pursuant to the agreement, the Company incurred $Nil (2010 - $2,277) in consulting fees to a company owned and controlled by the former CEO during the three months ended February 28, 2011.  On October 20, 2010, the Company negotiated a settlement agreement with the former CEO.  Pursuant to the agreement, the Company settled the amount owing to the former CEO by issuing 92,827 shares of the Company’s common stock with a fair value of $4,641 on January 24, 2011 (see Note 9(c)). The Company recognized a $3,811 gain on the settlement of this debt in other income.

b)	During the three months ended February 28, 2011, $34,275 (2010 - $33,638) of expenditures incurred on behalf of the Company are owed to a Director of the Company.

c)	As at February 28, 2011, accounts payable includes $3,125 (November 30, 2010 - $3,125) owing to a former Director for expenses incurred on the Company’s behalf.

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

c)
On March 25, 2009, the Company entered into a promissory note with a third party for $25,000, which is unsecured, due on demand and bears interest at 5% per annum. Interest and principal are due on demand.  On October 29, 2010, the Company negotiated a debt settlement agreement with the holder of the promissory note. It was negotiated for interest to cease accruing on October 1, 2010. The Company negotiated to settle the $25,000 promissory note and $1,901 accrued interest by issuing 134,503 shares of the Company’s common stock with a fair value of $6,725 on January 4, 2011 (see Note 9(a)).

d)
On December 19, 2008, the Company entered into a promissory note with a third party for $50,000, which is unsecured, due on demand and bears interest at 5% per annum. Interest and principal are due on demand. On October 29, 2010, the Company negotiated a debt settlement agreement with the holder of the promissory note. It was negotiated for interest to cease accruing on October 1, 2010. The Company negotiated to settle the $50,000 promissory note and $4,459 accrued interest by issuing 272,295 shares of the Company’s common stock with a fair value of $13,615 on January 4, 2011 (see Note 9(a)).

e)
On October 27, 2008, the Company entered into a promissory note with a third party for $140,000, which is unsecured, due on demand and bears interest at 5% per annum. Interest and principal are due on demand. On October 29, 2010, the Company negotiated a debt settlement agreement with the holder of the promissory note. It was negotiated for interest to cease accruing on October 1, 2010. The Company negotiated to settle the $140,000 promissory note and $13,501 accrued interest by issuing 767,507 shares of the Company’s common stock with a fair value of $38,375 on January 4, 2011 (see Note 9(a)).

f)
On February 15, 2007, the Company entered into a promissory note with a third party for $50,000, which is unsecured, due on demand and bears interest at 8% per annum. Interest is payable annually due on or before February 14th of each year.  On October 29, 2010, the Company negotiated a debt settlement agreement with the holder of the promissory note. It was negotiated for interest to cease accruing on October 1, 2010. The Company negotiated to settle the $50,000 promissory note and $14,509 accrued interest by issuing 322,548 shares of the Company’s common stock with a fair value of $16,127 on January 4, 2011 (see Note 9(a)).

g)	On November 20, 2006, the Company entered into a promissory note with a third party for $100,000, which is unsecured, due on demand and bears interest at 8% per annum.

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(Unaudited

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

In accordance with ASC 470-20, Debt with Conversion and Other Options, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $80,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible debenture. The Company records accretion expense over the term of the convertible debenture up to its face value of $200,000. The Company entered into a first amendment to the convertible debenture to extend the maturity date of the note from December 31, 2008 to December 31, 2010, which has been further extended to June 30, 2011 by a second amendment.  As at December 31, 2010, $136,185 had been accreted increasing the carrying value of the convertible debenture to $256,185. As at December 31, 2010, the Company had accrued interest of $57,721.

Pursuant to ASC 470-60, Troubled Debt Restructurings by Debtors, the total future cash flows of the restructured debt was compared with the carrying value of the original debt.  As the total future cash flows of the restructured debt were greater than the carrying value at the date of amendment, the carrying value of the original debt at the date of modification was not adjusted.  Pursuant to ASC 470-60, a new effective interest rate was computed and used to determine interest expense for the modified debenture. At February 28, 2011, $80,000 had been accreted increasing the carrying value of the convertible debenture to $200,000. As at February 28, 2011, the Company has accrued interest of $60,307.

b)
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

On October 29, 2010, the Company negotiated a debt settlement agreement with the holder of the convertible note. It was negotiated for interest to cease accruing on October 1, 2010. Pursuant to the agreement, the Company agreed to settle the $110,000 convertible note and $24,052 accrued interest by issuing 670,262 shares of the Company’s common stock with a fair value of $33,513 on January 4, 2011 (see Note 9(b)).

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(Unaudited

7.	Convertible Debentures (continued)

c)
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

In accordance with ASC 470-20, Debt with Conversion and Other Options, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $60,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible debenture. The Company records accretion expense over the term of the convertible debenture up to its face value of $150,000. The Company entered into a first amendment to the convertible debenture to extend the maturity date of the note from December 31, 2008 to December 31, 2010, which has been further extended to June 30, 2011 by a second amendment. As at December 31, 2010, $91,785 had been accreted increasing the carrying value of the convertible debenture to $181,785.  As at December 31, 2010, the Company had accrued interest of $33,008.

Pursuant to ASC 470-60, Troubled Debt Restructurings by Debtors, the total future cash flows of the restructured debt was compared with the carrying value of the original debt.  As the total future cash flows of the restructured debt were greater than the carrying value at the date of amendment, the carrying value of the original debt at the date of modification was not adjusted.  Pursuant to ASC 470-60, a new effective interest rate was computed and used to determine interest expense for the modified debenture. At February 28, 2011, $60,000 had been accreted increasing the carrying value of the convertible debenture to $150,000.  As at February 28, 2011, the Company has accrued interest of $34,943.

8.	Loan receivable

The Company provided a note receivable of $93,160 to Royalty Exploration, LLC (“Royalty Exploration”) pursuant to a term sheet (the “Term Sheet”) signed on September 16, 2008 that set forth the principal terms upon which the Company would enter into a definitive agreement to acquire Royalty Exploration (the “REX Acquisition”) and commence a concurrent financing of $40,000,000. The note receivable is due upon the close of the REX Acquisition or, if the REX Acquisition is not consummated, in 12 equal monthly installments after the termination of the Term Sheet. The REX Acquisition was not consummated and the Term Sheet expired on May 31, 2009. Due to uncertainty as to the collectability of the loan at November 30, 2009, a provision was recorded to write off the entire amount.

During fiscal 2010, payments of $41,647 were recovered and recorded as a recovery in other income and amounts owing to Royalty Exploration totaling $9,876 were written off pursuant to the Term Sheet as the REX Acquisition was not consummated.

During the three month period ended February 28, 2011, payments of $13,881 were recovered and recorded as a recovery in other income.

9.	Common Stock

a)
On January 4, 2011, the Company issued 1,496,853 common shares at $0.20 per share to settle promissory notes in the principal amount of $265,000 and accrued interest of $34,371 (see Note 6 (c) to (f)). The shares had a fair market value of $0.05 per share and $224,528 is recognized in the gain on settlement of debt in other income.

b)
On January 4, 2011, the Company issued 670,262 common shares at $0.20 per share to settle a convertible debenture of $110,000 and accrued interest of $24,052 (see Note 7 (b)). The shares had a fair market value of $0.05 per share and $100,539 is recognized in the gain on settlement of debt in other income.

c)
On January 24, 2011, the Company issued 92,827 shares of the Company’s common shares with a fair market value of $0.05 per share to settle a debt of $8,452 and $3,811 is recognized in the gain on settlement of debt in other income (see Note 5 (a)).

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(Unaudited

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

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements”. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-K and our Current Reports on Form 8-K.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Texada Ventures Inc. (the “Company”) is engaged in the business of acquisition and exploration of mineral and resource properties. We were incorporated on October 17, 2001 under the laws of the State of Nevada.  Our principal office is located at 491 – 9th Street, Manhattan Beach, CA, 90266.  Our phone number is 310-720-9029 and our facsimile number is 310-374-9385.

OUR BUSINESS

We have acquired a 100% undivided interest in a group of mineral claims located in the Wheaton River District in the Yukon Territory, Canada that we refer to as the Peek Claims.

We have not earned any revenues to date. Our plan of operation is to continue to carry out exploration work on the Peek Claims in order to ascertain whether they possess commercially exploitable mineral deposits. We are presently in the exploration stage of our business and we can provide no assurance that commercially viable mineral deposits exist on our current or targeted claims or that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs. We will not be able to determine whether or not our current or targeted mineral claims contain a commercially exploitable deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability.

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

As a result of our failure to generate substantial revenues since our inception, we reviewed our initial business plan in order to evaluate the progress of our mining business. We have not attained profitable operations to date and are dependent upon obtaining financing to pursue our plan of operation. We can give no assurance that we will be successful in obtaining financing on terms that are acceptable to us, if at all.

Following Dr. John Veltheer’s acquisition of 49% of our issued and outstanding shares and his appointment to the board of directors of Texada in October 2006, we decided to continue to develop our current mining business and to seek other business opportunities in related industries. In accordance with that decision, in September 2008, we appointed Ted R. Sharp as our President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and a member of our Board of Directors.

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

RECENT CORPORATE DEVELOPMENTS

We experienced no significant corporate developments during the quarter ended February 28, 2011.

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

During the exploration stage, David Brow, our President, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer, and Dr. Veltheer will only be devoting approximately twenty hours per week of their time to our business. We do not foresee this limited involvement as negatively impacting the Company over the next twelve months. All exploratory work on our mining properties, if any, is being performed by our geological consultant, Mr. Timmins, who contracts with appropriately experienced parties to complete work programs. However, if as a result of our acquisition efforts, the demands of our business require more business time of Mr. Brow or Dr. Veltheer, such as raising additional capital or addressing unforeseen issues with regard to our exploration efforts, they are prepared to adjust their timetable to devote more time to our business.

Mineral Properties

As described in previous filings, we have taken a phased approach to our exploration efforts on the Peek Claims, and have received a geological report on the results of Phase III of our program with further recommendations from our geological consultant of additional activities prior to engaging in Phase IV of our plan. In his report, our geologist recommended that, prior to proceeding with Phase IV, further geological engineering should be undertaken to define the exact source areas for the known and new vein float material. Our geologist recommended reserving a total of $10,000 for a two-stage delineation program prior to commencing Phase IV of our exploration program. We proceeded with our geologist’s recommendation and completed the first phase of the delineation program during the summer exploration season of 2006. A detailed, close-spaced, soil geochemical survey over the conductors using a plugger style overburden sampling drill was recommended to locate the bed rock source of the mineralization following completion of the first phase of the delineation program.

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

Our expenditures toward the exploration of our mineral claims may not result in the discovery of mineral deposits. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of exploration do not reveal viable commercial mineralization, we may decide to abandon our claims and acquire new claims for new exploration. The acquisition of additional claims will be dependent upon our possessing sufficient capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations. This assessment will include an assessment of our cash reserves, the price of minerals and the market for financing of mineral exploration projects at the time of our assessment.

Planned Expenditures

We anticipate that we will require capital for the following expenses over the next twelve months relating to our continued operations:

Category	Planned Expenditures over the Next Twelve Months (US$)
Mineral Exploration Expenses	$120,000
General and Administrative Expenses	$100,000
Professional Fees	$100,000
TOTAL 12-MONTH BUDGET	$320,000

As at the Company’s fiscal year end of November 30, 2010, the Company had three 6% convertible debentures outstanding with principal amounts totaling $460,000 due and payable on December 31, 2010. Interest is payable on the convertible debentures at the option of the Company in cash or shares.

During the quarter ended February 28, 2011, the Company settled one of these convertible debentures in the principal amount $110,000, together with interest accrued thereon, through the issuance of 670,262 shares of the Company’s common stock. Additionally, effective December 31, 2010, the Company entered into an amendment with the holder of each remaining outstanding convertible debenture to extend the maturity date of such debentures from December 31, 2010 to June 30, 2011.  Consequently, as of the date hereof, two convertible debentures in the principal amount of $350,000 remain outstanding which are due and payable on June 30, 2011.

The principal on these debentures may be converted at any time into shares of the Company’s common stock at the option of the holders.  As we have as yet been unsuccessful in our efforts to raise equity, we do not have cash sufficient to satisfy the debentures in cash.  Absent financing, we may negotiate with the holders of the convertible debentures to convert them to common stock or modify terms sufficient to remove or delay the requirement to satisfy the obligations with cash.  Should we be unable to reach conversion or modification of the convertible debentures on terms acceptable to us and should we be unable to raise financing sufficient to satisfy the debentures in cash, we may be required to default on our obligations under the convertible debentures.

We also maintain our position in mining claims in our mineral property referred to as the Peek Claim.  In the event we decide to proceed with Phase IV of our exploration program, which is estimated to cost $120,000, we will need to obtain additional financing of nearly $320,000 to fund exploration, operating expenses and our working capital deficit.

As of February 28, 2011, we had a working capital deficit of $836,318. We do not expect our business to achieve profitability in the near future as we expect to continue to incur substantial acquisition, development and operating expenses. We will require additional funding to fund our working capital requirements. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or debt to fund our estimated general administration, exploration and other working capital requirements.

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

Critical Accounting Policies

Critical accounting policies, the policies the Company believes are most important to the presentation of its financial statements and require the most difficult, subjective and complex judgments, are outlined below, are also disclosed in the Company’s Form 10-K as filed with the SEC on March 4, 2011, and have not changed significantly.

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

Revenue and Expenses

Summary	Three Months Ended February 28, 2011

	2011	2010
Revenue	–	–
Operating Expenses	$39,732	$27,986
Net Income (Loss) From Operations	$(39,732)	$(27,986)

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

Summary of Expenses

Our expenses for the three months ended February 28, 2011 and 2010, consisted of the following:

	Three Months Ended February 28, 2011
	2011	2010
Expenses (Operating Expenses)
Consulting	$3,000	$14,278
General and administrative	$33,102	$14,406
Loss (gain) on foreign exchange	$3,630	$(698)
Total Operating Expenses	$39,732	$27,986
Other Income (Expense)
Accretion of discount on convertibledebentures	$(715)	$(854)
Interest income	–	–
Interest on convertible debentures	$(6,896)	$(11,540)
Interest on promissory notes	$(1,973)	$(5,610)
Interest on related party loans	–	–
Recovery of loan receivable	$13,881	–
Gain on settlement of debt	$328,877	$70
Other Income (Expense)	$333,174	$(17,934)
Net Income (Loss)	$293,442	$(45,920)

For the three months ended February 28, 2011, our operating expenses increased from the same period in 2010 by $11,746.  The increase in operating expenses for the most recent quarter is primarily due to an increase in general and administrative expenses of $18,696 and a loss on foreign exchange of $3,630 compared to a gain during the same period in 2010 of $698.  These increases were partially offset by a decrease in consulting expenses of $11,278.  Other income for the three months ended February 28, 2011 increased by $351,108 from a loss of $17,934 for the period ended February 28, 2010 to a gain of $333,174 for the same period in 2011.  This increase in other income was primarily due to a gain on settlement of debt of $328,887 for the period ended February 28, 2011 compared to $70 for the same period in 2010, recovery on a loan receivable of $13,881 for which a provision for potential uncollectability had been created in fiscal 2010, and decreased interest on promissory notes and convertible debentures for the period ended February 28, 2011 compared to the same period in 2010, due the settlement of certain promissory notes and convertible debentures since our fiscal quarter ended February 28, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital Summary	At February 28, 2011	At November 30, 2010
Current Assets	$–	$2,720
Current Assets	$–	$2,720
Current Liabilities	(836,318)	(1,245,479)
Working Capital (Deficit)	$(836,318)	$(1,242,759)

Summary of Cash Flows
	Three Months Ended February 28
	2011	2010
Net Cash Used In Operating Activities	$(16,601)	$(36)
Net Cash Provided by Investing Activities	13,881	–
Net Cash Provided By Financing Activities	–	27,500
Net Increase (Decrease) In Cash During Period	$(2,720)	$27,464

As at February 28, 2011, we had no cash and a working capital deficit of $836,318. The decrease in our working capital deficit at February 28, 2011 from our year ended November 30, 2010 is primarily a result of a decrease in promissory notes and convertible debentures payable.

During the quarter ended February 28, 2011, we settled a convertible debenture in the principal amount $110,000, together with interest accrued thereon, through the issuance of 670,262 shares of the Company’s common stock.   Additionally, during the quarter ended February 28, 2011, we settled promissory notes in the principal amount $265,000, together with interest accrued thereon, through the issuance of 1,496,853 shares of the Company’s common stock.

As of February 28, 2011, we had two convertible debentures in the principal amount of $350,000 outstanding which are due and payable on June 30, 2011.  Additionally as of February 28, 2011, we had promissory notes in the principal amount of $187,500 outstanding which are due and payable on demand.  We do not have sufficient capital to satisfy these convertible debentures and promissory notes in cash if payment is demanded by their holders.

Because we have as yet been unsuccessful in our efforts to raise equity to fund an acquisition, we do not have cash sufficient to satisfy the convertible debentures and promissory notes in cash. Absent financing, we may negotiate with the holders of the convertible debentures and promissory notes to convert them to common stock or modify terms sufficient to remove or delay the requirement to satisfy the obligations with cash. Should we be unable to reach conversion or modification of the convertible debentures and promissory notes on terms acceptable to us, we may be required to default on the obligations.

We also maintain our position in mining claims in our mineral property referred to as the Peek Claim. In the event we decide to proceed with Phase IV of our exploration program, which is estimated to cost $120,000, we will need to obtain additional financing of nearly $320,000 to fund exploration, operating expenses and working capital deficit.

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

Our auditors expressed substantial doubt regarding our ability to continue as a going concern related to our financial statements for the year ended November 30, 2010, and these circumstances have not improved. The factors related to the determination of our ability to continue as a going concern include our working capital deficit, lack of foreseeable revenues from operations, need for additional capital to maintain our interest in the Peek Claims, and need for additional capital to fund our general and administrative requirements. Our ability to continue as a going concern is dependent on our ability to raise additional capital, complete an acquisition and conduct successful exploration activities on our properties and drive appreciation in the value of our exploration properties and assets. If we are unable to raise additional capital in a timely manner, sufficient to close an as yet unidentified acquisition, we may be required to sell our Peek Claims or permit such claims to lapse. As a result, we may be forced to discontinue operations.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision of, and with the participation of, the Company’s management, including the Chief Executive Officer / Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer / Chief Financial Officer has concluded that as of the end of the period covered by this report, due to material weaknesses in internal controls over financial reporting as described in our Form 10-K filed on March 4, 2011, the Company’s disclosure controls and procedures were not adequately designed and were not effective in ensuring that information required to be disclosed by the Company in its reports that it files or submits to the SEC under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in applicable rules and forms.

Management is taking steps to address the material weaknesses previously identified.  We engaged legal counsel who is experienced and qualified to practice before the SEC, who actively reviewed Company events and major transactions to advise management on appropriate disclosure of those events and transactions. In addition, we engaged Lancaster & David to provide accounting consulting services and to assist in the preparation of our financial statements.  Company filings with the SEC are reviewed by the Board of Directors, our management, and our SEC legal firm for proper and complete disclosure. Although the lack of sufficient working capital has had an adverse effect on significant improvement in disclosure controls and procedures, management believes that internal control over financial reporting in the future will improve the results of its evaluation of disclosure controls.

Changes in internal controls over financial reporting

During the period covered by this Quarterly Report on Form 10-Q, there were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or 15(d)-15(f)) that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TEXADA VENTURES INC.

By:	s/ David Brow
DAVID BROW
Chief Executive Officer, Chief Financial Officer
President, Secretary, Treasurer and Director
(Principal Executive Officer
and Principal Accounting Officer)

Date:	April 14, 2011