Form 10-Q
period 2011-05-31
TEXADA VENTURES INC
filed 2011-07-15
CIK 1174907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2011
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding as of July 14, 2011:  27,623,936

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION	2

Item 1: Financial Statements	2

Balance Sheets, May 31, 2011 (unaudited) and November 30, 2010	3

Statements of Operations for the three and six months ended May 31, 2011 and 2010 and from the date of inception on October 17, 2001 through May 31, 2011 (unaudited)	4

Statements of Cash Flows for the six months ended May 31, 2011 and 2010 and from the date of inception on October 17, 2001 through May 31, 2011 (unaudited)	5

Notes to Financial Statements (unaudited)	6

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3: Qualitative and Quantitative Disclosures About Market Risk	20

Item 4: Controls and Procedures	20

PART II – OTHER INFORMATION	22

Item 1: Legal Proceedings	22

Item 1A: Risk Factors	22

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3: Defaults Upon Senior Securities	22

Item 4: [Removed and Reserved]	22

Item 5: Other Information	22

Item 6: Exhibits	22

Signatures	23

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended May 31, 2011 are not necessarily indicative of the results that can be expected for the year ending November 30, 2011.

As used in this Quarterly Report on Form 10-Q, the terms "we", "us", "our", “the Company” and “Texada” mean Texada Ventures Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report on Form 10-Q are in U.S. dollars unless otherwise stated.

Texada Ventures Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	May 31, 2011	November 30, 2010
	(unaudited)

ASSETS

Current Assets

Cash	$9,892	$2,720
Prepaid expenses	1,324	–
Current portion of bridge loan receivable (Note 8(b))	83,484	–

Total Current Assets	94,700	2,720
Bridge loan receivable (Note 8(b))	16,667	–

Total Assets	$111,367	$2,720

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable (Note 5(c))	$124,721	$119,963
Accrued liabilities (Note 4)	138,529	180,092
Due to related parties (Notes 5(b))	34,309	33,639
Promissory notes payable (Note 6)	187,500	452,500
Convertible debentures, less unamortized discount of $nil and $715, respectively (Note 7)	350,000	459,285

Total Current Liabilities	835,059	1,245,479

Commitment (Note 11)

Nature of Operations and Continuance of Business (Note 1)

Stockholders’ Deficit

Preferred shares, 100,000,000 shares authorized, $0.001 par value; None issued and outstanding	–	–

Common shares, 200,000,000 shares authorized, $0.001 par value; 27,623,936 shares issued and outstanding (November 30, 2010 – 25,363,985 shares) (Note 9)	27,624	25,364

Common stock subscribed	125,000	–

Additional paid-in capital	530,307	419,568

Deficit accumulated during the exploration stage	(1,406,623)	(1,687,691)

Total Stockholders’ Deficit	(723,692)	(1,242,759)

Total Liabilities and Stockholders’ Deficit	$111,367	$2,720

(The accompanying notes are an integral part of these financial statements)

Texada Ventures Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Accumulated from October 17, 2001 (Date of Inception)	For the Six Months Ended	For the Six Months Ended	For the Three Months Ended	For the Three Months Ended
	to May 31,	May 31,	May 31,	May 31,	May 31,
	2011	2011	2010	2011	2010

Revenue	$–	$–	$–	$–	$–

Operating Expenses

Amortization	798	–	–	–	–
Consulting	223,449	8,162	21,289	5,162	7,011
Exploration costs	20,091	–	–	–	–
General and administrative	686,699	50,693	92,338	17,591	77,932
Loss (gain) on foreign exchange	11,049	5,157	137	1,527	835
Mineral property costs	3,747	–	–	–	–

Total Operating Expenses	945,833	64,012	113,764	24,280	85,778

Loss from Operations	(945,833)	(64,012)	(113,764)	(24,280)	(85,778)

Other Income (Expense)

Accretion of discount on convertible debentures	(234,000)	(715)	(1,960)	–	(1,106)
Interest income	4,173	151	–	151	–
Interest on convertible debentures	(159,481)	(13,946)	(23,335)	(7,050)	(11,795)
Interest on promissory notes	(70,600)	(3,989)	(11,344)	(2,016)	(5,734)
Interest on related party loans	(8,500)	–	–	–	–
Gain on settlement of debt (Note 9)	468,435	328,877	70	–	–
Loss on disposal of equipment	(2,075)	–	–	–	–
Loss on write down of note receivable	(86,797)	–	–	–	–
Loss on write down of oil and gas deposit	(365,000)	–	–	–	–
(Provision) recovery for loan receivable	(6,945)	34,702	16,815	20,821	16,815

Total Other Income (Expense)	(460,790)	345,080	(19,754)	11,906	(1,820)

Net Income (Loss)	$(1,406,623)	$281,068	$(133,518)	$(12,374)	$(87,598)

Net Income (Loss) Per Share – Basic and Diluted		$0.01	$(0.01)	$–	$–

Weighted Average Shares Outstanding		26,556,051	24,293,334	27,623,936	24,293,334

(The accompanying notes are an integral part of these financial statements)

Texada Ventures Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Accumulated from October 17, 2001 (Date of Inception) to May 31, 2011	For the Six Months Ended May 31, 2011	For the Six Months Ended May 31, 2010

Operating Activities

Net income (loss)	$(1,406,623)	$281,068	$(133,518)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of convertible debt discount	234,000	715	1,960
Amortization	798	–	–
Gain on settlement of debt	(468,435)	(328,876)	–
Loss on disposal of equipment	2,075	–	–
Loss on write down of note receivable	86,797	–	–
Provision for loan receivable	6,945	(34,252)	(16,815)
Write-off of oil and gas deposit	365,000	–	–

Changes in operating assets and liabilities:
Accrued interest receivable	(151)	(151)	–
Note receivable	(9,876)	–	–
Prepaid expenses	(1,324)	(1,324)	–
Accounts payable and accrued liabilities	384,750	30,070	43,598
Due to related parties	84,651	670	16,246

Net Cash Used in Operating Activities	(721,393)	(52,080)	(88,529)

Investing Activities
Advance of bridge loan	(100,000)	(100,000)	–
Acquisition of oil and gas interests	(365,000)	–	–
(Advance) Recovery of note receivable	(93,742)	34,252	6,939
Purchase of equipment	(2,873)	–	–

Net Cash (Used In) Provided by Investing Activities	(561,615)	(65,748)	6,939

Financing Activities

Advances from related party loan	50,000	–	–
Repayment of related party loan	(50,000)	–	–
Proceeds from convertible debentures	585,000	–	–
Proceeds from promissory notes payable	452,500	–	87,500
Proceeds from issuance of common shares	130,400	–	–
Proceeds from common stock subscribed	125,000	125,000

Net Cash Provided by Financing Activities	1,292,900	125,000	87,500

Increase in Cash	9,892	7,172	5,910

Cash - Beginning of Period	–	2,720	2,416

Cash - End of Period	$9,892	$9,892	$8,326

Supplemental Disclosures
Interest paid	$8,500	$–	$–
Income taxes paid	$–	$–	$–

Non-cash Investing and Financing Activities
Shares issued to settle debt	$166,529	$112,997	$–

(The accompanying notes are an integral part of these financial statements)

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2011
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  As at May 31, 2011, the Company has a working capital deficit of $740,359 and has accumulated losses of $1,406,623 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As at May 31, 2011, the Company had cash on hand of $9,892, and for the next twelve months, management anticipates that the minimum cash requirements to fund its proposed exploration program and continued operations will be $700,000. Accordingly, the Company does not have sufficient funds to meet planned expenditures over the next twelve months, and will need to seek additional debt or equity financing to meet its planned expenditures. There is no assurance that the Company will be able to raise sufficient cash to fund its future exploration programs and operational expenditures.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at May 31, 2011, and the results of its operations and cash flows for the fiscal period ended May 31, 2011. The results of operations for the six months ended May 31, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year.

c)	Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at May 31, 2011, the Company has 723,678 split-adjusted dilutive securities outstanding. At May 31, 2011 and 2010, the effect of the Company’s outstanding common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2011
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

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2011
(Expressed in US dollars)
(Unaudited)

2.     Summary of Significant Accounting Policies (continued)

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

Our financial instruments consist principally of cash, notes receivable, accounts payable, amounts due to related parties, promissory notes payable, and convertible debentures. Pursuant to ASC 820, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.  The fair value of the convertible debentures is determined using “Level 2” inputs and approximate carrying value.

The Company has operations in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of May 31, 2011 as follows:

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance as of
	Instruments	Inputs	Inputs	May 31,
	(Level 1)	(Level 2)	(Level 3)	2011

Assets:
Cash equivalents	$9,892	$–	$–	$9,892

Total assets measured at fair value	$9,892	$–	$–	$9,892

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
May 31, 2011
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

l)	New Accounting Pronouncements

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

4.     Accrued Liabilities

Accrued liabilities consist of accrued interest of $138,529 (November 30, 2010 - $180,092) on the convertible debentures and promissory notes payable.

5.     Related Party Transactions

a)
On September 12, 2008, Company entered into an engagement letter with the Chief Executive Officer (“CEO”) who later resigned on November 30, 2010.  Pursuant to the agreement, the Company incurred $Nil (2010 - $9,289) in consulting fees to a company owned and controlled by the former CEO during the six months ended May 31, 2011.  On October 20, 2010, the Company negotiated a settlement agreement with the former CEO.  Pursuant to the agreement, the Company settled the amount owing to the former CEO by issuing 92,827 shares of the Company’s common stock with a fair value of $4,641 on January 24, 2011 (see Note 9(d)). The Company recognized a $3,811 gain on the settlement of this debt in other income.

b)	During the six months ended May 31, 2011, the Company incurred $34,309 (2010 - $13,457) of expenditures incurred on behalf of the Company which are owed to the former President of the Company.

c)	As at May 31, 2011, accounts payable include $3,125 (November 30, 2010 - $3,125) owing to a former director for expenses incurred on the Company’s behalf.

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

c)
On March 25, 2009, the Company entered into a promissory note with a third party for $25,000, which is unsecured, due on demand and bears interest at 5% per annum. Interest and principal are due on demand.  On October 29, 2010, the Company negotiated a debt settlement agreement with the holder of the promissory note. It was negotiated for interest to cease accruing on October 1, 2010. The Company negotiated to settle the $25,000 promissory note and $1,901 accrued interest by issuing 134,503 shares of the Company’s common stock with a fair value of $6,725 on January 4, 2011 (see Note 9(b)).

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2011
(Expressed in US dollars)
(Unaudited)

6.     Promissory Notes Payable

d)
On December 19, 2008, the Company entered into a promissory note with a third party for $50,000, which is unsecured, due on demand and bears interest at 5% per annum. Interest and principal are due on demand. On October 29, 2010, the Company negotiated a debt settlement agreement with the holder of the promissory note. It was negotiated for interest to cease accruing on October 1, 2010. The Company negotiated to settle the $50,000 promissory note and $4,459 accrued interest by issuing 272,295 shares of the Company’s common stock with a fair value of $13,615 on January 4, 2011 (see Note 9(b)).

e)
On October 27, 2008, the Company entered into a promissory note with a third party for $140,000, which is unsecured, due on demand and bears interest at 5% per annum. Interest and principal are due on demand. On October 29, 2010, the Company negotiated a debt settlement agreement with the holder of the promissory note. It was negotiated for interest to cease accruing on October 1, 2010. The Company negotiated to settle the $140,000 promissory note and $13,501 accrued interest by issuing 767,507 shares of the Company’s common stock with a fair value of $38,375 on January 4, 2011 (see Note 9(b)).

f)
On February 15, 2007, the Company entered into a promissory note with a third party for $50,000, which is unsecured, due on demand and bears interest at 8% per annum. Interest is payable annually due on or before February 14th of each year.  On October 29, 2010, the Company negotiated a debt settlement agreement with the holder of the promissory note. It was negotiated for interest to cease accruing on October 1, 2010. The Company negotiated to settle the $50,000 promissory note and $14,509 accrued interest by issuing 322,548 shares of the Company’s common stock with a fair value of $16,127 on January 4, 2011 (see Note 9(b)).

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

In accordance with ASC 470-20, Debt with Conversion and Other Options, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $80,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible debenture. The Company records accretion expense over the term of the convertible debenture up to its face value of $200,000. On December 18, 2008, the Company entered into an amendment to the convertible debenture to extend the maturity date of the note from December 31, 2008 to December 31, 2010.  On December 31, 2010, the Company entered into another amendment to the convertible debenture to extend the maturity date of the note from December 31, 2010 to June 30, 2011.  As at December 31, 2010, $136,185 had been accreted increasing the carrying value of the convertible debenture to $256,185. As at December 31, 2010, the Company had accrued interest of $57,721.

Pursuant to ASC 470-60, Troubled Debt Restructurings by Debtors, the total future cash flows of the restructured debt was compared with the carrying value of the original debt.  As the total future cash flows of the restructured debt were greater than the carrying value at the date of amendment, the carrying value of the original debt at the date of modification was not adjusted.  Pursuant to ASC 470-60, a new effective interest rate was computed and used to determine interest expense for the modified debenture. At May 31, 2011, $80,000 had been accreted increasing the carrying value of the convertible debenture to $200,000. As at May 31, 2011, the Company has accrued interest of $64,340.

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2011
(Expressed in US dollars)
(Unaudited)

7.	Convertible Debentures (continued)

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

On October 29, 2010, the Company negotiated to settle a debt settlement agreement with the holder of the convertible note. It was negotiated for interest to cease accruing on October 1, 2010. Pursuant to the agreement, the Company agreed to settle the $110,000 convertible note and $24,052 accrued interest by issuing 670,262 shares of the Company’s common stock with a fair value of $33,513 on January 4, 2011 (see Note 9(c)).

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

In accordance with ASC 470-20, Debt with Conversion and Other Options, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $60,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible debenture. The Company records accretion expense over the term of the convertible debenture up to its face value of $150,000. On December 18, 2008, the Company entered into an amendment to the convertible debenture to extend the maturity date of the note from December 31, 2008 to December 31, 2010.  On December 31, 2010, the Company entered into an amendment to the convertible debenture to extend the maturity date of the note from December 31, 2010 to June 30, 2011.  As at December 31, 2010, $91,785 had been accreted increasing the carrying value of the convertible debenture to $181,785.  As at December 31, 2010, the Company had accrued interest of $33,008.

Pursuant to ASC 470-60, Troubled Debt Restructurings by Debtors, the total future cash flows of the restructured debt was compared with the carrying value of the original debt.  As the total future cash flows of the restructured debt were greater than the carrying value at the date of amendment, the carrying value of the original debt at the date of modification was not adjusted.  Pursuant to ASC 470-60, a new effective interest rate was computed and used to determine interest expense for the modified debenture. At May 31 2011, $60,000 had been accreted increasing the carrying value of the convertible debenture to $150,000.  As at May 31, 2011, the Company has accrued interest of $37,959.

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2011
(Expressed in US dollars)
(Unaudited)

8.     Loans Receivable

a)
The Company provided a note receivable of $93,160 to Royalty Exploration, LLC (“Royalty Exploration”) pursuant to a term sheet (the “Term Sheet”) signed on September 16, 2008 that set forth the principal terms upon which the Company would enter into a definitive agreement to acquire Royalty Exploration (the “REX Acquisition”) and commence a concurrent financing of $40,000,000. The note receivable was due upon the close of the REX Acquisition or, if the REX Acquisition was not consummated, in 12 equal monthly installments after the termination of the Term Sheet. The REX Acquisition was not consummated and the Term Sheet expired on May 31, 2009. Due to uncertainty as to the collectability of the loan at November 30, 2009, a provision was recorded to write off the entire amount.

During fiscal 2010, payments of $41,647 were recovered and recorded as a recovery in other income and amounts owing to Royalty Exploration totaling $9,876 were written off pursuant to the Term Sheet as the acquisition was not consummated.

During the six month period ended May 31, 2011, payments of $34,702 were recovered and recorded as a recovery in other income.

b)
On May 20, 2011, the Company agreed to provide a bridge loan pursuant to the Term Sheet described in Note 11 for a total amount of $200,000. The loan receivable bears interest at 5% and the principal amount and interest shall be paid in twelve equal monthly installments commencing on the first day of the first month following the termination of the Term Sheet. As at May 31, 2011, the Company has advanced $100,000 and accrued interest income of $151. An additional $100,000 was subsequently advanced on June 9, 2011.

	Bridge Loan	Accrued Interest	Total
Current Portion	$83,333	$151	$83,484
Long term Portion	16,667	-	16,667

Total	$100,000	$151	$101,151

9.     Common Stock

a)
During the three month period ended May 31, 2011, the Company received subscriptions for 1,250,000 units of the Company at $0.10 per unit for total proceeds of $125,000. Each unit consists of one share of common stock and one common share purchase warrant. Each warrant is exercisable to acquire one share of common stock of the Company at an exercise of $0.25 per warrant share for a period of two years.  As at May 31, 2011, the units have not been issued and are presented as common stock subscribed.

b)
On January 4, 2011, the Company issued 1,496,853 common shares at $0.20 per share to settle a convertible debenture of $265,000 and accrued interest of $34,371 (see Note 6 (c) to (f)). The shares had a fair market value of $0.05 per share and $224,528 was recognized in the gain on settlement of debt in other income.

c)
On January 4, 2011, the Company issued 670,262 common shares at $0.20 per share to settle a convertible debenture of $110,000 and accrued interest of $24,052 (see Note 7 (b)).  The shares had a fair market value of $0.05 per share and $100,539 was recognized in the gain on settlement of debt in other income.

d)
On January 24, 2011, the Company issued 92,827 shares of common shares with a fair market value of $0.05 per share to settle a debt of $8,452 and a gain on debt settlement of $3,811 was recognized in other income (see Note 5 (a)).

10.   Segment Disclosures

The Company operates in one operating segment, which is the acquisition and exploration of oil and gas resources and mineral resources. The Chief Executive Officer is the Company’s Chief Operating Decision Maker (“CODM”) as defined by ASC 280, Segment Report. The CODM allocates resources and assesses the performance of the Company based on the results of operations.

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2011
(Expressed in US dollars)
(Unaudited)

11.   Commitment

On May 20, 2011, the Company entered into a term sheet (the “Term Sheet”), which outlines the general terms and conditions pursuant to which the Company has agreed to enter into a definitive option agreement.  Pursuant to the proposed option agreement, the Company may acquire or earn a 95% interest in a rare earth metals project located in Sakarya Province, Turkey (the “Property”).

Under the Term Sheet, the definitive agreement will provide the Company with the option to acquire a 95% interest in the Property by incurring an aggregate of $1,000,000 in exploration expenditures on the Property, issuing an aggregate of 6,000,000 shares of common stock of the Company, and paying an aggregate of $1,000,000 over a three year period.  The definitive agreement will contain customary terms and conditions, including covenants requiring each party not to sell their respective entities or assets to another party.

Under the Term Sheet, the Company agreed to advance $200,000 as part of a bridge loan and to fund certain expenditures related to the Property in consideration for the issuance of a promissory note.  At May 31, 2011, $100,000 of the bridge loan had been advanced as described in Note 8(b).  The remaining $100,000 was advanced subsequent to May 31, 2011.

The Term Sheet, as amended on July 1, 2011, may be terminated by either party if the closing conditions set forth therein are not satisfied on or before September 15, 2011, provided that the terminating party acted in good faith and has not breached the terms of the Term Sheet. Except for provisions related to the bridge loan, representations and warranties of the Property owner, termination, exclusivity, and public announcements, the Term Sheet is non-binding on the parties.

Each party will pay its own expenses in connection with the negotiation of the definitive agreement.

The Company is working in good faith to negotiate and finalize a definitive agreement however the transaction has not closed as of July 8, 2011.

12.	Subsequent Event

On June 7, 2011, the Company received a subscription for 1,000,000 units of the Company at $0.10 per unit for total proceeds of $100,000. Each unit consists of one share of common stock and one common share purchase warrant. Each warrant is exercisable to acquire one share of common stock of the Company at an exercise of $0.25 per warrant share for a period of two years.  As of July 13, 2011, the units have not been issued.

On July 1, 2011, the Company amended the Term Sheet, to extend the date in which a finalized definitive agreement must be negotiated by, from on or before July 1, 2011 to on or before September 1, 2011, and extended the date to close the transaction from on or before July 15, 2011 to on or before September 15, 2011.

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

On May 20, 2011, we entered into a term sheet (the “Term Sheet”), with Anadolun Madencilik Ltd. Sti., a limited company under the provisions of the Turkish Commercial Code (“Anadolun”), which outlines the general terms and conditions pursuant to which the Company and Anadolun have agreed to enter into a definitive option under which the Company may acquire or earn 95% of Anadolun’s interest in Anadolun’s Karasu Rare Earth Metals Project located in Sakarya Province, Turkey (the “Property”).  The Company and Anadolun are working together in good faith to negotiate and finalize a definitive agreement on or before September 1, 2011, and to close the transaction on or before September 15, 2011, or such other later date as may be mutually agreed.

We have not earned any revenues to date. Our plan of operation is to continue to carry out exploration work on the Peek Claims in order to ascertain whether they possess commercially exploitable mineral deposits and to continue to negotiate and finalize a definitive agreement with Anadolun in respect to the Property. We are presently in the exploration stage of our business and we can provide no assurance that commercially viable mineral deposits exist on our current or targeted claims, that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs, or that we will be successful in negotiating and finalizing a definitive agreement with Anadolun in respect to the Property. We will not be able to determine whether or not our current or targeted mineral claims contain commercially exploitable deposits, or reserves, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability.

We generally conduct our business through verbal agreements with consultants and arms-length third parties. Our verbal agreement with our geologist includes his reviewing all of the results from the exploratory work performed on our Peek Claims and making recommendations based on those results in exchange for payments equal to the usual and customary rates received by geologists performing similar consulting services.

As a result of our failure to generate substantial revenues since our inception, we have reviewed our initial business plan in order to evaluate the progress of our mining business. We have not attained profitable operations to date and are dependent upon obtaining financing to pursue our plan of operation, including the transactions contemplated under the Term Sheet with Anadolun. We can give no assurance that we will be successful in obtaining financing on terms that are acceptable to us, if at all.

RECENT CORPORATE DEVELOPMENTS

As disclosed above, on May 20, 2011, we entered into the Term Sheet with Anadolun pursuant to which the Company and Anadolun have agreed to enter into a definitive option under which the Company may acquire or earn 95% of Anadolun’s interest in the Property.   Under the Term Sheet, the definitive agreement will provide the Company with the option to acquire the Property interest, by incurring $1,000,000 in exploration expenditures (in aggregate) on the Property, issuing 6,000,000 shares of common stock of the Company (in aggregate) to Anadolun, and paying Anadolun $1,000,000 (in aggregate).  Additionally, under the Term Sheet, the Company has advanced Anadolun $200,000 (as part of a bridge loan), to fund certain expenditures related to the Property, in consideration for the issuance of a promissory note to the Company by Anadolun, which promissory note bears interest at a rate of 5% per annum and is due and payable in twelve equal monthly installments commencing on the first day of the first month following the termination of the Term Sheet.

In connection with the negotiation and finalization of a definitive agreement with Anadolun, we will perform appropriate due diligence activities to more fully assure investors of the benefits of this strategic move.  We cannot assure you that our capital raising efforts will be successful given the current state of the financial markets or that we can successfully complete the transaction contemplated by the Term Sheet.

PLAN OF OPERATION

As a result of our failure to generate any revenues since our inception, we have not been satisfied with our initial business plan to this point.

Our current plan of operation is to continue exploration work on our mineral properties, as described below, while also seeking opportunities to acquire a company or operation which would return sufficient shareholder value.  We believe the acquisition of a 95% interest Property from Anadolun presents such an opportunity to increase shareholder value in the Company.  However, we are also currently evaluating further acquisition targets in complementary industries. We cannot assure investors that we will be successful in negotiating and finalizing a definitive agreement with Anadolun in respect to the Property, in locating other suitable acquisition targets, or that our capital raising efforts will be successful given the current state of the financial markets.

During the exploration stage, David Brow, our President, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer, and Dr. Veltheer will only be devoting approximately twenty hours per week of their time to our business. We do not foresee this limited involvement as negatively impacting the Company over the next twelve months. All exploratory work on our Peek Claims, is being performed by our geological consultant, Mr. Timmins, who contracts with appropriately experienced parties to complete work programs. However, if as a result of our acquisition efforts, the demands of our business require more business time of Mr. Brow or Dr. Veltheer, such as raising additional capital or addressing unforeseen issues with regard to our exploration efforts, they are prepared to adjust their timetable to devote more time to our business.

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

Our decision to proceed to Phase IV of our initial exploration program will be made based on factors such as other business opportunities, the final assay results and the recommendations of our geologist, the grades of any mineralization found, the size and extent of the mineralized zones, and the strength of metal prices in international markets.  Phase IV is currently estimated to cost $120,000.  Given our current working capital situation, the costs of implementing Phase IV of our exploration program, and our focus of negotiating and finalizing a definitive agreement with Anadolun in respect to the Property, we currently do not anticipate implementing Phase IV in the foreseeable future.  See “Liquidity and Capital Resources” below.

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

Planned Expenditures

We anticipate that we will require capital for the following expenses over the next twelve months relating to our continued operations:

Category	Planned Expenditures over the Next Twelve Months (US$)
Mineral Exploration Expenses	$500,000
General and Administrative Expenses	$150,000
Anadolun Bridge Loan Advance	$50,000

TOTAL 12-MONTH BUDGET	$700,000

As at the Company’s fiscal year end of November 30, 2010, the Company had three 6% convertible debentures outstanding with principal amounts totaling $460,000 due and payable on December 31, 2010. Interest is payable on the convertible debentures at the option of the Company in cash or shares.

During the six months ended May 31, 2011, the Company settled one of these convertible debentures in the principal amount $110,000, together with interest accrued thereon, through the issuance of 670,262 shares of the Company’s common stock. Additionally, effective December 31, 2010, the Company entered into an amendment with the holder of each remaining outstanding convertible debenture to extend the maturity date of such debentures from December 31, 2010 to June 30, 2011.  As of the date hereof, the two outstanding convertible debentures in the principal amount of $350,000 are past due and are payable on demand.

The principal on these debentures may be converted at any time into shares of the Company’s common stock at the option of the holders.  As we have as yet been unsuccessful in our efforts to raise equity, we do not have cash sufficient to satisfy the debentures in cash.  Absent financing, we may negotiate with the holders of the convertible debentures to convert them to common stock or modify the terms sufficient to remove or delay the requirement to satisfy the obligations with cash.  Should we be unable to reach conversion or modification of the convertible debentures on terms acceptable to us and should we be unable to raise financing sufficient to satisfy the debentures in cash, we may be required to default on our obligations under the convertible debentures.

We also maintain our position in mining claims in our mineral property referred to as the Peek Claim.  In the event we decide to proceed with Phase IV of our exploration program, which is estimated to cost $120,000, we will need to obtain additional financing of nearly $320,000 to fund exploration, operating expenses and our working capital deficit.

Further, pursuant to the Term Sheet with Anadolun, the definitive agreement in respect to our acquisition of a 95% interest in the Property from Anadolun is anticipated to require the Company to incur $1,000,000 in exploration expenditures (in aggregate) on the Property, issue 6,000,000 shares of common stock of the Company (in aggregate) to Anadolun, and pay Anadolun $1,000,000 (in aggregate), of which we anticipate $250,000 will be due in the next twelve months.

As of May 31, 2011, we had a working capital deficit of $740,359 and cash on hand of $9,892. We do not expect our business to achieve profitability in the near future as we expect to continue to incur substantial acquisition, development and operating expenses.  We will require additional funding to fund our working capital requirements. Accordingly, the Company does not have sufficient funds to meet planned expenditures over the next twelve months, and will need to seek additional debt or equity financing to meet its planned expenditures. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or debt to fund our estimated general administration, exploration and other working capital requirements.

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

Revenue and Expenses

Summary	Three Months Ended May 31		Six Months Ended May 31

	2011	2010	2011	2010
Revenue	-	-	-	-
Operating Expenses	$24,280	$85,778	$64,012	$113,764
Net Income (Loss) From Operations	$(24,280)	$(85,778)	$(64,012)	$(113,764)

Summary of Revenue

We have not earned any revenues to date. Our plan of operation, in regards to mineral properties, is to continue to carry out exploration work on our claims in order to ascertain whether they possess commercially exploitable quantities of mineral deposits and to explore acquisition opportunities for acquisitions. We do not anticipate earning revenues until such time as we are able to locate and process commercially exploitable levels of mineral resources on our properties or acquire commercially viable or producing properties.

We are presently in the exploration stage of our business and we can provide no assurance that a commercially viable mineral deposit exists on our claims or that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs. We will not be able to determine whether or not our mineral claims contain a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability. Also, we cannot assure you that we will be successful in negotiating and finalizing a definitive agreement with Anadolun in respect to the Property or that we will be able to acquire any other commercially viable properties or, if acquired, that we will be able to develop or operate any acquired property in a profitable manner.

Summary of Expenses

Our expenses for the three months and six months ended May 31, 2011 and 2010, consisted of the following:

	Three Months Ended May 31		Six Months Ended May 31
	2011	2010	2011	2010
Expenses (Operating Expenses)
Consulting	$5,162	$7,011	$8,162	$21,289
General and administrative	$17,591	$77,932	$50,693	$92,338
Loss on foreign exchange	$1,527	$835	$5,157	$137
Other Income (Expense)
Accretion of discount on convertible debentures	-	$(1,106)	$(715)	$(1,960)
Interest income	$151	-	$151	-
Interest on convertible debentures	$(7,050)	$(11,795)	$(13,946)	$(23,335)
Interest on promissory notes	$(2,016)	$(5,734)	$(3,989)	$(11,344)
Interest on related party loans	-	-	-	-
Recovery of loan receivable	$20,821	$16,815	$34,702	$16,815
Gain on settlement of debt	-	-	$328,877	$70

For the three months ended May 31, 2011, our operating expenses decreased from the same period in 2010 by $61,498.  This decrease in operating expenses is primarily due to a decrease in general and administrative expenses of $60,341 due to non-repetition of costs related to due diligence and financing efforts for the DIA acquisition that were incurred in fiscal 2010 of $56,980, in addition to a decrease in consulting expenses of $1,849 for the three months ended May 31, 2011 compared to the same period in 2010.  Other income for the three months ended May 31, 2011 increased by $13,726 from a loss of $1,820 for the period ended May 31, 2010 to a gain of $11,906 for the same period in 2011.  This increase in other income was primarily due to decreased interest on promissory notes and convertible debentures for the period ended May 31, 2011 compared to the same period in 2010 of $8,463, due the settlement of certain promissory notes and convertible debentures since our fiscal quarter ended May 31, 2010 and an increase in recovery for a loan receivable of $4,006 during the three months ended May 31, 2011 compared to the same period in 2010, for which a provision for potential uncollectability had been created in fiscal 2010.

For the six months ended May 31, 2010, our operating expenses decreased from the same period in 2010 by $49,752. This decrease in operating expenses is primarily due to a decrease in general and administrative expenses of $41,645 and a decrease in consulting expenses of $13,127 for the three months ended May 31, 2011 compared to the same period in 2010, which was partially offset by an increase in loss on foreign exchange of $5,020.

Other income and expense for the six months ended May 31, 2011 increased by $364,834, primarily due to a one-time gain on settlement of debt of $328,877 and decreased interest on promissory notes and convertible debentures of $16,744.  We do not anticipate future gains on settlement of debt.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital Summary	At May 31, 2011	At November 30, 2010
Current Assets	$94,700	$2,720
Current Assets	$94,700	$2,720
Current Liabilities	(835,059)	(1,245,479)
Working Capital (Deficit)	$(740,359)	$(1,242,759)

Summary of Cash Flows
	Six Months Ended May 31
	2011	2010
Net Cash Used In Operating Activities	$(52,080)	$(88,529)
Net Cash (Used In) Provided by Investing Activities	$(65,748)	$6,939
Net Cash Provided By Financing Activities	$125,000	$87,500
Net Increase (Decrease) In Cash During Period	$7,172	$5,910

As at May 31, 2011, we had cash of $9,892 and a working capital deficit of $740,359. The decrease in our working capital deficit at May 31, 2011 from our year ended November 30, 2010 is primarily a result of an increase in current assets due to the current portion of the Anadolun bridge loan receivable and a decrease in promissory notes and convertible debentures payable.

During the three months ended May 31, 2011, we advanced $100,000 of the total bridge loan amount of $200,000 contemplated by the Term Sheet with Anadolun and during the six months ended May 31, 2011, we settled a convertible debenture in the principal amount $110,000, together with interest accrued thereon, through the issuance of 670,262 shares of the Company’s common stock.   Additionally, during the six months ended May 31, 2011, we settled promissory notes in the principal amount $265,000, together with interest accrued thereon, through the issuance of 1,496,853 shares of the Company’s common stock.

As of May 31, 2011, we had two convertible debentures in the principal amount of $350,000 outstanding which are past due and payable on demand.  Additionally as of May 31, 2011, we had promissory notes in the principal amount of $187,500 outstanding which are due and payable on demand.  We do not have sufficient capital to satisfy these convertible debentures and promissory notes in cash if payment is demanded by their holders.

Because we have as yet been unsuccessful in our efforts to raise substantial financing, we do not have cash sufficient to satisfy the convertible debentures and promissory notes in cash. Absent financing, we may negotiate with the holders of the convertible debentures and promissory notes to convert them to common stock or modify terms sufficient to remove or delay the requirement to satisfy the obligations with cash. Should we be unable to reach conversion or modification of the convertible debentures and promissory notes on terms acceptable to us, we may be required to default on the obligations.

We also maintain our position in mining claims in our mineral property referred to as the Peek Claim. In the event we decide to proceed with Phase IV of our exploration program, which is estimated to cost $120,000, we will need to obtain additional financing of nearly $320,000 to fund exploration, operating expenses and working capital deficit.

Further, pursuant to the Term Sheet with Anadolun, the definitive agreement in respect to our acquisition of a 95% interest in the Property from Anadolun is anticipated to require the Company to incur $1,000,000 in exploration expenditures (in aggregate) on the Property, issue 6,000,000 shares of common stock of the Company (in aggregate) to Anadolun, and pay Anadolun $1,000,000 (in aggregate), of which we anticipate $250,000 will be due in the next twelve months.

We do not expect our business to achieve profitability in the near future as we expect to continue to incur substantial acquisition, development and operating expenses. We will require additional funding to fund our working capital requirements. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or debt to fund our estimated general administration, acquisition, exploration and other working capital requirements.

Currently, we do not have sufficient capital to implement our plan of operation over the next twelve months and there is no assurance that we will be able to obtain sufficient financing to fund our capital requirements. If we do not obtain the necessary financing, then our plan of operation will be scaled back according to the amount of funds available. The inability to raise the necessary financing will severely restrict our ability to continue exploration programs or acquisition activities as planned.

Our auditors expressed substantial doubt regarding our ability to continue as a going concern related to our financial statements for the year ended November 30, 2010, and these circumstances have not improved. The factors related to the determination of our ability to continue as a going concern include our working capital deficit, lack of foreseeable revenues from operations, need for additional capital to maintain our interest in the Peek Claims and complete the transactions contemplated by the Term Sheet with Anadolun, and need for additional capital to fund our general and administrative requirements. Our ability to continue as a going concern is dependent on our ability to raise additional capital, complete an acquisition and conduct successful exploration activities on our properties and drive appreciation in the value of our exploration properties and assets. There is substantial doubt regarding our ability to continue as a going concern, and if we are unable to raise additional capital in a timely manner in an amount sufficient to close our acquisition of a 95% interest in the Property from Anadolun, we may be required to sell our Peek Claims or permit such claims to lapse. As a result, we may be forced to discontinue operations.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision of, and with the participation of, the Company’s management, including the Chief Executive Officer / Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer / Chief Financial Officer has concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, due to material weaknesses in internal controls over financial reporting as described in our Form 10-K filed on March 4, 2011, the Company’s disclosure controls and procedures were not adequately designed and were not effective in ensuring that information required to be disclosed by the Company in its reports that it files or submits to the SEC under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in applicable rules and forms.

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

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended May 31, 2011, the Company received subscriptions for 1,250,000 units of the Company at a purchase price $0.10 per unit for total proceeds of $125,000. Each unit consists of one share of common stock and one common share purchase warrant. Each warrant is exercisable to acquire one share of common stock of the Company at an exercise of $0.25 per warrant share for a period of two years.  As at May 31, 2011, the units have not been issued.

On June 7, 2011, the Company received a subscription for 1,000,000 units of the Company at $0.10 per unit for total proceeds of $100,000. Each unit consists of one share of common stock and one common share purchase warrant. Each warrant is exercisable to acquire one share of common stock of the Company at an exercise of $0.25 per warrant share for a period of two years. As at July 13, 2011 the units have not been issued.

The securities were issued outside the United States to non-U.S. persons (as defined in Rule 902(k) of Regulation S under the United States Securities Act of 1933, as amended (the “U.S. Securities Act”)) in “offshore” transactions pursuant to the exceptions from the registration requirements of Rule 903 of Regulation S under the U.S. Securities Act.  The securities underlying the units are deemed “restricted securities” (as defined in Rule 144(a)(3) of the U.S. Securities Act, and may not be resold absent registration under the U.S. Securities Act or an exemption thereunder.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          [REMOVED AND RESERVED]

ITEM 5.          OTHER INFORMATION

On July 1, 2011, the Company and Anadolun amended the Term Sheet, to extend the date in which a finalized definitive agreement must be negotiated by, from on or before July 1, 2011 to on or before September 1, 2011, and extended the date to close the transaction from on or before July 15, 2011 to on or before September 15, 2011 (see Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on the Term Sheet).

ITEM 6.          EXHIBITS

Exhibit Number	Description of Exhibits
10.1	Anadolun Term Sheet, dated May 20, 2011
10.2	Loan Agreement by and between the Company and Anadolun, dated May 20, 2011
10.3	Amending Agreement for the Anadolun Term Sheet, dated July 1, 2011
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Form of 5% Promissory Note issued by Anadolun to the Company
___________________________

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXADA VENTURES INC.

By:	/s/ David Brow
DAVID BROW
Chief Executive Officer, Chief Financial Officer
President, Secretary, Treasurer and Director
(Principal Executive Officer
and Principal Financial Officer)

Date:	July 15, 2011