Form 10-Q
period 2011-03-31
TEXADA VENTURES INC
filed 2011-10-17
CIK 1174907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2011
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

(424) 247-9261
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes  ☐  No

Number of shares of issuer’s common stock outstanding as of October 4, 2011:  31,516,763

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION	3

Item 1: Financial Statements	3

Balance Sheets, August 31, 2011 (unaudited) and November 30, 2010	4
Statements of Operations for the nine and three months ended August 31, 2011 and 2010 and from the date of inception on October 17, 2001 through August 31, 2011 (unaudited)	5
Statements of Cash Flows for the nine months ended August 31, 2011 and 2010 and from the date of inception on October 17, 2001 through August 31, 2011 (unaudited)	6
Notes to Financial Statements (unaudited)	7

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3: Qualitative and Quantitative Disclosures About Market Risk	27

Item 4: Controls and Procedures	27

PART II – OTHER INFORMATION	28

Item 1: Legal Proceedings	28

Item 1A: Risk Factors	28

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3: Defaults Upon Senior Securities	28

Item 4: [Removed and Reserved]	28

Item 5: Other Information	28

Item 6: Exhibits	29

Signatures	30

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended August 31, 2011 are not necessarily indicative of the results that can be expected for the year ending November 30, 2011.

As used in this Quarterly Report on Form 10-Q, the terms "we", "us", "our", “the Company” and “Texada” mean Texada Ventures Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report on Form 10-Q are in U.S. dollars unless otherwise stated.

Texada Ventures Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	August 31, 2011	November 30, 2010
	(unaudited)

ASSETS

Current Assets

Cash	$77,160	$2,720

Total Current Assets	77,160	2,720
Deposit on mineral property option (Note 12)	200,000	–

Total Assets	$277,160	$2,720

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable (Note 5(c))	$138,792	$119,963
Accrued liabilities (Note 4)	147,550	180,092
Due to related parties (Notes 5(b))	34,178	33,639
Promissory notes payable (Note 6)	187,500	452,500
Convertible debentures (Note 7)	350,000	459,285

Total Current Liabilities	858,020	1,245,479

Commitment (Note 12)

Nature of Operations and Continuance of Business (Note 1)

Stockholders’ Deficit

Preferred shares, 100,000,000 shares authorized, $0.001 par value; None issued and outstanding	–	–

Common shares, 200,000,000 shares authorized, $0.001 par value; 29,873,936 shares issued and outstanding (November 30, 2010 – 25,363,985 shares) (Note 9)	29,874	25,364

Additional paid-in capital	753,057	419,568
Common stock subscribed	90,000	–

Deficit accumulated during the exploration stage	(1,453,791)	(1,687,691)

Total Stockholders’ Deficit	(580,860)	(1,242,759)

Total Liabilities and Stockholders’ Deficit	$277,160	$2,720

(The accompanying notes are an integral part of these financial statements)

Texada Ventures Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Accumulated from
	October 17, 2001 (Date of Inception)	For The Nine Months Ended	For The Nine Months Ended	For the Three Months Ended	For The Three Months Ended
	to August 31,	August 31,	August 31,	August 31,	August 31,
	2011	2011	2010	2011	2010

Revenue	$–	$–	$–	$–	$–

Operating Expenses

Amortization	798	–	–	–	–
Consulting	228,029	12,742	25,322	4,580	4,033
Exploration costs	20,091	–	–	–	–
General and administrative	726,583	90,577	115,354	39,884	23,016
Loss on foreign exchange	12,134	6,242	1,389	1,085	1,252
Mineral property costs	3,747	–	–	–	–

Total Operating Expenses	991,382	109,561	142,065	45,549	28,301

Loss from Operations	(991,382)	(109,561)	(142,065)	(45,549)	(28,301)

Other Income (Expense)

Accretion of discount on convertible debentures	(234,000)	(715)	(3,305)	–	(1,345)
Interest income	4,022	–	–	(151)	–
Interest on convertible debentures	(166,136)	(20,601)	(35,132)	(6,665)	(11,797)
Interest on promissory notes	(72,353)	(5,742)	(17,078)	(1,753)	(5,734)
Interest on related party loans	(8,500)	–	–	–	–
Gain on settlement of debt	468,435	328,877	70	–	–
Loss on disposal of equipment	(2,075)	–	–	–	–
Loss on write down of note receivable	(86,797)	–	–	–	–
Loss on write down of oil and gas deposit	(365,000)	–	–	–	–
(Provision) recovery for loan receivable	(5)	41,642	37,632	6,940	20,817

Total Other Income (Expense)	(462,409)	343,461	(17,813)	(1,619)	1,941

Net Income (Loss)	$(1,453,791)	$233,900	$(159,878)	$(47,168)	$(26,360)

Net Income (Loss) Per Share – Basic and Diluted		$0.01	$(0.01)	$–	$–

Weighted Average Shares Outstanding		27,210,232	24,293,334	28,504,371	24,293,334

(The accompanying notes are an integral part of these financial statements)

Texada Ventures Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Accumulated from October 17, 2001 (Date of Inception) to August 31, 2011	For the Nine Months Ended August 31, 2011	For the Nine Months Ended August 31, 2010

Operating Activities

Net loss	$(1,453,791)	$233,900	$(159,878)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of convertible debt discount	234,000	715	3,305
Amortization	798	–	–
Gain on settlement of debt	(468,435)	(328,877)	–
Loss on disposal of equipment	2,075	–	–
Loss on write down of note receivable	86,797	–	–
Provision for loan receivable	6,945	(34,252)	(47,508)
Write-off of oil and gas deposit	365,000	–	–

Changes in operating assets and liabilities:
Accrued interest receivable	–	–	–
Note receivable	(9,876)	–	–
Accounts payable and accrued liabilities	407,842	53,163	72,435
Due to related parties	84,520	539	7,282

Net Cash Used in Operating Activities	(744,125)	(74,812)	(124,364)

Investing Activities
Deposit on mineral property option	(200,000)	(200,000)	–
Acquisition of oil and gas interests	(365,000)	–	–
(Advance) repayment of note receivable	(93,742)	34,252	37,632
Purchase of equipment	(2,873)	–	–

Net Cash (Used In) Provided by Investing Activities	(661,615)	(165,748)	37,632

Financing Activities
Proceeds from common stock subscribed	90,000	90,000	–
Advances from related party loan	50,000	–	–
Repayment of related party loan	(50,000)	–	–
Proceeds from convertible debentures	585,000	–	–
Proceeds from promissory notes payable	452,500	–	87,500
Proceeds from issuance of common shares	355,400	225,000	–

Net Cash Provided by Financing Activities	1,482,900	315,000	87,500

Increase in Cash	77,160	74,440	768

Cash - Beginning of Period	–	2,720	2,416

Cash - End of Period	$77,160	$77,160	$3,184

Supplemental Disclosures
Interest paid	$8,500	$–	$–
Income taxes paid	$–	$–	$–

Non-cash Investing and Financing Activities
Shares issued to settle debt	$166,529	$112,997	$–

(The accompanying notes are an integral part of these financial statements)

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2011
(Expressed in US dollars)
(Unaudited)

1.	Nature of Operations and Continuance of Business

Texada Ventures Inc. (the “Company”) was incorporated in the State of Nevada on October 17, 2001. The Company is an Exploration Stage Company, as defined by ASC 915, Development Stage Entities. The Company’s principal business is the acquisition and exploration of mineral and resource properties. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  As at August 31, 2011, the Company has a working capital deficit of $780,860 and has accumulated losses of $1,453,791 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As at August 31, 2011, management anticipates that the minimum cash requirements to fund its proposed exploration program, earn in commitments and continued operations for the next twelve months will be $961,500. Accordingly, the Company does not have sufficient funds to meet planned expenditures over the next twelve months, and will need to seek additional debt or equity financing to meet its planned expenditures. There is no assurance that the Company will be able to raise sufficient cash to fund its future exploration programs and operational expenditures.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at August 31, 2011, and the results of its operations and cash flows for the fiscal periods ended August 31, 2011 and 2010. The results of operations for the nine months ended August 31, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year.

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2011
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

c)	Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at August 31, 2011, the Company has 2,984,327 split-adjusted dilutive securities outstanding. At August 31, 2011 and 2010, the effect of the Company’s outstanding common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

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

The Company is engaged in the acquisition, exploration and development of mineral properties.  Mineral property acquisition costs are initially capitalized and continue to be capitalized in accordance with ASC 360, Property, Plant, and Equipment, when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property exploration costs are expensed as incurred if the criteria for capitalization are not met. In the event that a mineral property is acquired through the issuance of the Company’s shares, the mineral property will be recorded at the fair value of the respective property or the fair value of common shares, whichever is more readily determinable.

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

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2011
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

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2011
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

i)	Financial Instruments (continued)

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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of August 31, 2011 as follows:

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance as of
	Instruments	Inputs	Inputs	August 31,
	(Level 1)	(Level 2)	(Level 3)	2011

Assets:
Cash equivalents	$77,160	$–	$–	$77,160

Total assets measured at fair value	$77,160	$–	$–	$77,160

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

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2011
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

l)	Recent Accounting Pronouncements

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

Accrued liabilities consist of accrued interest of $147,550 (November 30, 2010 - $180,092) on the convertible debentures and promissory notes payable.

5.	Related Party Transactions

a)
On September 12, 2008, the Company entered into a consulting agreement with the former Chief Executive Officer (“CEO”) who resigned on November 30, 2010.  Pursuant to the agreement, the Company incurred $Nil (2010 - $12,283) in consulting fees to a company owned and controlled by the former CEO during the nine months ended August 31, 2011.  On October 20, 2010, the Company negotiated a settlement agreement with the former CEO.  On January 24, 2011, the Company settled the amount owing to the former CEO by issuing 92,827 shares of the Company’s common stock and the Company recognized a $3,811 gain on the settlement of this debt in other income.

b)	At August 31, 2011, the Company owed $34,178 (2010 - $13,219) for expenditures incurred on behalf of the Company to the former President of the Company.

c)	As at August 31 2011, accounts payable includes $3,125 (November 30, 2010 - $3,125) owing to a former director for expenses incurred on the Company’s behalf.

d)
The Company neither owns nor leases any real or personal property.  The Chief Financial Officer provides office services without charge.  Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.

6.	Promissory Notes Payable

a)	On March 30, 2010, the Company entered into a promissory note with a third party for $60,000, which is unsecured, non interest bearing and due on demand.

b)	On February 15, 2010, the Company entered into a promissory note with a third party for $27,500, which is unsecured, non interest bearing and due on demand.

c)	On March 25, 2009, the Company entered into a promissory note with a third party for $25,000, which is unsecured, and bears interest at 5% per annum. Interest and principal are due on demand.

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2011
(Expressed in US dollars)
(Unaudited)

6.	Promissory Notes Payable (continued)

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

g)
On November 20, 2006, the Company entered into a promissory note with a third party for $100,000, which is unsecured, due on demand and bears interest at 8% per annum.  Subsequent to August 31, 2011, the Company converted the promissory note into 689,918 shares of the Company’s common stock.  Refer to Note 13(a).

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

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2011
(Expressed in US dollars)
(Unaudited)

7.	Convertible Debentures (continued)

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

Pursuant to ASC 470-60, Troubled Debt Restructurings by Debtors, the total future cash flows of the restructured debt was compared with the carrying value of the original debt.  As the total future cash flows of the restructured debt were greater than the carrying value at the date of amendment, the carrying value of the original debt at the date of modification was not adjusted.  Pursuant to ASC 470-60, a new effective interest rate was computed and used to determine interest expense for the modified debenture. At August 31, 2011, $80,000 had been accreted increasing the carrying value of the convertible debenture to $200,000. As at August 31, 2011, the Company has accrued interest of $68,373.

The Company failed to repay the loan on June 30, 2011 and at August 31, 2011 the Company was in default.  Subsequent to the period end, the Company entered into an agreement to extend the maturity date to December 30, 2011.  Refer to Note 13(c).

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

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2011
(Expressed in US dollars)
(Unaudited)

7.	Convertible Debentures

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

Pursuant to ASC 470-60, Troubled Debt Restructurings by Debtors, the total future cash flows of the restructured debt was compared with the carrying value of the original debt.  As the total future cash flows of the restructured debt were greater than the carrying value at the date of amendment, the carrying value of the original debt at the date of modification was not adjusted.  Pursuant to ASC 470-60, a new effective interest rate was computed and used to determine interest expense for the modified debenture. At August 31 2011, $60,000 had been accreted increasing the carrying value of the convertible debenture to $150,000.  As at August 31, 2011, the Company has accrued interest of $40,582.

The Company failed to repay the loan on June 30, 2011 and at August 31, 2011 the Company was in default.  Subsequent to August 31, 2011, the Company settled the principal and accrued interest by issuing 952,910 shares of the Company’s common stock.  Refer to Note 13(b)).

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

During fiscal 2010, payments of $41,647 were recovered and recorded as a recovery in other income and amounts owing to Royalty Exploration totaling $9,876 was written off pursuant to the Term Sheet as the acquisition was not consummated.

During the nine month period ended August 31, 2011, payments of $41,642 were recovered and recorded as a recovery in other income.

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2011
(Expressed in US dollars)
(Unaudited)

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

d)
On July 26, 2011, the Company issued 2,250,000 units at $0.10 per unit for total proceeds of $225,000. Each unit consists of one share of common stock and one common share purchase warrant. Each warrant is exercisable to acquire one share of common stock at an exercise price of $0.25 per warrant share for a period of two years.

e)
At August 31, 2011, the Company received subscriptions for 900,000 units at $0.10 per unit for total proceeds of $90,000. Each unit will consist of one share of common stock and one common share purchase warrant. Each warrant will be exercisable to acquire one share of common stock at an exercise price of $0.25 per warrant share for a period of two years.

10.	Share Purchase Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

	Number of Warrants	Exercise Price

Balance – November 30, 2009 and 2010	–	–

Issued	2,250,000	$0.25

Balance – August 31, 2011	2,250,000	$0.25

11.	Segment Disclosures

The Company operates in one operating segment, which is the acquisition and exploration of oil and gas resources and mineral resources. The Chief Executive Officer is the Company’s Chief Operating Decision Maker (“CODM”) as defined by ASC 280, Segment Report. The CODM allocates resources and assesses the performance of the Company based on the results of operations.

12.	Commitment

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

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2011
(Expressed in US dollars)
(Unaudited)

12.	Commitment (continued)

Property, issuing an aggregate of 6,000,000 shares of common stock of the Company, and paying an aggregate of $1,000,000 over a three year period.  The definitive agreement will contain customary terms and conditions, including covenants requiring each party not to sell their respective entities or assets to another party.

Under the Term Sheet, the Company agreed to advance $200,000 as a deposit which was paid as at August 31, 2011.  The vendor may use the deposit to fund expenditures related to the Property and if the definitive agreement does not close, the deposit forms a loan receivable which would bear interest at 5% and be repayable in 12 monthly installments.

On July 1, 2011, the Term Sheet was amended to extend the termination date to September 15, 2011.

Each party agreed to pay its own expenses in connection with the negotiation of the definitive agreement.

As at August 31, 2011, the definitive agreement has not closed.

On September 15, 2011, the Company entered into an Earn In Agreement under the terms of the Term Sheet.  Refer to Notes 13(d) and 13(e).

13.	Subsequent Events

a)
On September 8, 2011 the Company entered into a debt settlement agreement (the “Agreement”) with the noteholder described in Note 6(g).  Pursuant to the Agreement, the Company settled the outstanding note of $100,000 and accrued interest of $37,984 by issuing 689,918 shares of the Company’s common stock.

b)
On September 8, 2011 the Company entered into a debt settlement agreement (the “Agreement”) with the noteholder described in Note 7(c).  Pursuant to the Agreement, the Company settled the outstanding note of $150,000 and accrued interest of $40,582 by issuing 952,910 shares of the Company’s common stock.

c)	On September 28, 2011, the Company entered into an agreement to extend the maturity date of the convertible note described in Note 7(a) to December 30, 2011.

d)
On September 15, 2011, the Company entered into an earn in agreement (the “Earn In Agreement”) to effect the transactions contemplated in the Term Sheet described in Note 12.  Pursuant to the Earn In Agreement, the Company and the vendor have agreed to form a limited company incorporated under the laws of the Republic of Turkey (“Holdco”), to be equally owned by the Company and the vendor. The expenses of establishment, administrative and operation costs of Holdco shall be born by the Company. The vendor will transfer its interests in the rare earth metals project located in Sakarya Province, Turkey (the “Property”) to Holdco and the Company, the vendor and Holdco will enter into a Lease and Operating Agreement (the “Lease Agreement”).

The Company will have the option to earn a 95% interest in the Property (the “Royalty Interest”), in consideration for the following:

(i)	Paying $1,000,000 to the vendor:

●	$250,000 within 30 days of the Closing Date ($200,000 paid as of August 31, 2011);
●	$250,000 on or before the second anniversary date of the Closing Date; and
●	$500,000 on or before the third anniversary date of the Closing Date.

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2011
(Expressed in US dollars)
(Unaudited)

13.	Subsequent Events

(ii)	Issuing 6,000,000 common shares to the vendor:

●	2,000,000 common shares within 10 days of the Closing Date;
●	2,000,000 common shares on or before the second anniversary date of the Closing Date; and
●	2,000,000 common shares on or before the third anniversary date of the Closing Date.

(iii)	Funding exploration expenditures of $1,000,000 on the Property:

●	$250,000 on or before the first anniversary date of the Closing Date;
●	$250,000 on or before the second anniversary date of the Closing Date; and
●	$500,000 on or before the third anniversary date of the Closing Date.

Upon formation of Holdco and transfer of the License, the Company, the vendor and Holdco will enter into the Lease Agreement, pursuant to which Holdco will lease the Property and the license, as applicable, to the vendor for a period of ten years.  The vendor will serve as the operator under the terms of the Lease Agreement.

The Closing of the transactions contemplated in the Earn In Agreement is conditional upon the reasonable satisfaction of the conditions set forth in the Earn In Agreement on or prior to November 30, 2011 or such other date as may be mutually agreed to in writing by the parties. The execution and delivery of the Lease Agreement and the Closing are anticipated to be completed upon the formation of Holdco and the transfer of the license.  As of October 17, 2011, the transaction has not closed.

e)
On October 3, 2011, the Company received written consent from the holders of a majority of the Company’s common stock to amend the Company’s Articles of Incorporation to change the Company’s name to “Black Sea Metals, Inc.”  The Company intends to effect the name change on or about November 2, 2011.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Texada Ventures Inc. (the “Company”) is engaged in the business of acquisition and exploration of mineral and resource properties. We were incorporated on October 17, 2001 under the laws of the State of Nevada.  On October 3, 2011, a majority of the Company’s shareholders consented to an amendment to the Company’s Articles of Incorporation to change the Company’s name to “Black Sea Metals, Inc.”  The Company intends to effect the name change on or about November 2, 2011.

Our principal office is located at 491 – 9th Street, Manhattan Beach, CA, 90266.  Our phone number is 424-247-9261 and our facsimile number is 310-374-9385.

OUR BUSINESS

We acquired a 100% undivided interest in a group of mineral claims located in the Wheaton River District in the Yukon Territory, Canada that we refer to as the Peek Claims.

On May 20, 2011, we entered into a term sheet (the “Term Sheet”), with Anadolun Madencilik Ltd. Sti., a limited company under the provisions of the Turkish Commercial Code (“Anadolun”), which outlined the general terms and conditions pursuant to which the Company and Anadolun agreed to enter into a definitive option under which the Company may acquire or earn 95% of Anadolun’s interest in Anadolun’s Karasu Rare Earth Metals Project located in Sakarya Province, Turkey (the “Property”).  Under the Term Sheet, the Company advanced Anadolun $200,000 to fund certain expenditures related to the Property, in consideration for the obligations under the Term Sheet. Effective July 1, 2011, the Company and Anadolun entered into an amending agreement to the Term Sheet, in order to provide additional time to negotiate and finalize the definitive agreement and to close the transaction. On September 15, 2011, the Company and Anadolun entered into an earn in agreement (the “Earn In Agreement”) pursuant to which, among other things, the Company, upon the fulfillment of certain conditions specified in the Earn In Agreement, will be granted the sole and exclusive right to earn a 95% interest representing a percentage of the net value of minerals mined or extracted, saved and sold or removed for disposal without sale from the Property. The Term Sheet, amending agreement and Earn In Agreement are further described in the current reports filed by the Company on Form 8-K on May 25, 2011, July 6, 2011 and September 15, 2011, respectively.

We have not earned any revenues to date. Our plan of operation is to continue to carry out exploration work on the Peek Claims in order to ascertain whether they possess commercially exploitable mineral deposits and to continue toward closing of the transactions contemplated in the Earn In Agreement with Anadolun in respect of the Property. We are presently in the exploration stage of our business and we can provide no assurance that commercially viable mineral deposits exist on our current or targeted claims, that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs, or that we will be successful in closing the transactions contemplated in the Earn In Agreement with Anadolun in respect of the Property. We will not be able to determine whether or not our current or targeted mineral claims contain commercially exploitable deposits, or reserves, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability.

Historically, we conducted our business through verbal agreements with consultants and arms-length third parties. Our verbal agreement with our geologist includes his reviewing all of the results from the exploratory work performed on our Peek Claims and making recommendations based on those results in exchange for payments equal to the usual and customary rates received by geologists performing similar consulting services.

More recently, we entered into an Earn-In Agreement to acquire an interest in a rare element property in Sakarya Province, Turkey. The project is an early stage exploration property. We will enter into a lease and operating agreement with Anadolun under the terms of the Earn-In Agreement.

We have not generated any revenues from operations and are dependent upon obtaining financing to pursue our plan of operation, including the transactions contemplated under the Earn In Agreement with Anadolun. We can give no assurance that we will be successful in obtaining financing on terms that are acceptable to us, if at all.

RECENT CORPORATE DEVELOPMENTS

On September 15, 2011, we entered into an Earn In Agreement with Anadolun pursuant to which, among other things, the Company, upon the payment of certain obligations specified in the Earn In Agreement, will be granted the sole and exclusive right to a 95% interest in the net value of minerals mined or extracted, saved and sold or removed for disposal without sale from the Property. Under the Earn In Agreement, the Company can earn a 95% interest in the Property, by incurring $1,000,000 in exploration expenditures (in aggregate) on the Property, issuing 6,000,000 shares of common stock of the Company (in aggregate) to Anadolun, and paying Anadolun $1,000,000 (in aggregate), $200,000 of which was paid in the form of the Bridge Loan, to fund certain expenditures related to the Karasu Property.

Under the Earn In Agreement, the Company and Anadolun agreed to form Karasu Holdings Ltd. Sti., a limited company incorporated under the laws of the Republic of Turkey (“Holdco”), to be equally owned by the Company and Anadolun. Once Holdco is organized, Anadolun will transfer its interest in the Property, evidenced by license, 201100864 and License Type IV (the “License”), to Holdco. Once the License is transferred, the Company, Anadolun and Holdco will enter into the Lease Agreement. The Lease Agreement will have the following terms:

a)	Holdco will lease the Karasu Property and the License, as applicable, to Anadolun;

b)
Lease is granted for the purpose of exploration, development, mining and mineral exploitation of the Karasu Property for any and all minerals, metals and ores and substances containing minerals or metals, in, upon or underlying the Karasu Property;

c)
Lease shall be for ten (10) years from and after the Effective Date of this Lease, and for so long thereafter as Anadolun shall (i) in each year as may be required by law, perform an amount of work on or with respect to the Karasu Property reasonably expected to satisfy the annual assessment work requirement, pay claim maintenance fees; and (ii) implement the Work Program (described below);

d)	Anadolun shall serve as Operator of the Karasu Property;

e)
The parties will establish a Project Team to develop and approve an Exploration Budget, Work Plan (detailing exploration, development and work on the Karasu Property) and make decisions related to the Karasu Property;

f)	Each of Anadolun and Texada will have the right to appoint two representatives to the Project Team;

g)	Anadolun, as Operator, will have certain obligations under the Lease Agreement, including implementing the Work Plan and assisting with establishment of the Exploration Budget;

h)	Texada will fund the Exploration Expenditures as contemplated in the Earn In Agreement as follows:

(i)	$250,000 on or before the first anniversary date of the Closing Date,

(ii)	$250,000 on or before the second anniversary date of the Closing Date, and

(iii)	$500,000 on or before the third anniversary date of the Closing Date;

i)
Anadolun shall pay the balance of the required funds in a timely way according to an approved schedule of advances or within the time limits contemplated in the Agreement for the payment of invoices for Exploration Expenditures;

j)
If Anadolun fails to contribute its portion of the Exploration Expenditures, then Texada, shall advance additional funds towards the Exploration Expenditures and such additional advances shall be (a) carried forward to the succeeding period and qualify as Exploration Expenditures for such succeeding period or (b) loan funds to Anadolun to satisfy Anadolun’s obligations to fund Exploration Expenditures (the “Texada Loans”). Texada may offset payments payable to Anadolun under Cash Payments or Share Issuances under the Earn In Agreement to repay the Texada Loans;

k)
Karasu Holdco reserves for the benefit of Texada as a retained interest in the License, the Karasu Royalty Interest, upon payment Cash Consideration, Share Issuances and Exploration Expenditures, as described in the Earn In Agreement; and

l)	The Lease Agreement contains dispute resolution provisions.

We cannot assure you that our capital raising efforts will be successful given the current state of the financial markets or that we can successfully complete the transactions contemplated by the Earn In Agreement.

PLAN OF OPERATION

We have not generated any revenues since our inception.

Our current plan of operation is to continue exploration work on our mineral properties and funding our obligations under the Earn In and Lease Agreement, as described below, while seeking other business opportunities or projects which would return sufficient shareholder value. We believe the acquisition of a 95% interest in the Property from Anadolun presents such an opportunity to increase shareholder value in the Company. We cannot assure investors that we will be successful in closing the transactions contemplated in the Earn In Agreement in respect of the Property, in locating other suitable acquisition targets, or that our capital raising efforts will be successful given the current state of the financial markets.

During the exploration stage, David Brow, our President, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer, and Dr. Veltheer will only be devoting approximately twenty hours per week of their time to our business. We do not foresee this limited involvement as negatively impacting the Company over the next twelve months. All exploratory work on our Peek Claims, is being performed by our geological consultant, Mr. Timmins, who contracts with appropriately experienced parties to complete work programs. However, if as a result of our acquisition efforts, the demands of our business require more business time of Mr. Brow or Dr. Veltheer, such as raising additional capital or addressing unforeseen issues with regard to our exploration efforts, they are prepared to adjust their timetable to devote more time to our business. We may recruit additional officers and/or directors and hire employees or additional consultants to assist us in the development of our business.

Mineral Properties

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

Our decision to proceed to Phase IV of our initial exploration program will be made based on factors such as other business opportunities, the final assay results and the recommendations of our geologist, the grades of any mineralization found, the size and extent of the mineralized zones, and the strength of metal prices in international markets.  Phase IV is currently estimated to cost $120,000.  Given our current working capital situation, the costs of implementing Phase IV of our exploration program, and our focus of closing the transactions contemplated in the Earn In Agreement with Anadolun in respect to the Property, we currently do not anticipate implementing Phase IV at this time.  See “Liquidity and Capital Resources” below. We intend to maintain the Peek claims pending a further exploration program decision.

Under the Earn In Agreement, we can earn a 95% interest in the net value of minerals mined or extracted, saved and sold or removed for disposal without sale from the Karasu Property upon satisfaction of certain conditions. Under the terms of the Lease Agreement, a project team (the “Project Team”) will be established to, among other things, develop an expenditure budget which shall include estimates for projected funding requirements during the earn in period under the Earn In Agreement and estimates of funding reasonably required to complete assessment work and pay such rentals, maintenance fees, taxes or other payments and do all such other things from the expenditure budget as may be necessary to maintain the Karasu Property and the License in good standing, including, without limitation, staking, restaking, and surveying mining claims, and applying for licenses, leases, grants, concessions, permits, patents and other rights to and interests in minerals in, or under the Karasu Property; consider and approve and, as applicable, develop all exploration programs, work programs, any feasibility study, mining plans and amendments thereto; review and approve a monthly expenditure report; review and approve annual ore reserve and resource estimates prepared by Anadolun. Anadolun shall serve as the operator of the Karasu Property and subject to the decisions of the Project Team, will have full, complete and exclusive control, charge and supervision of the Karasu Property and sole and exclusive right and authority to supervise, manage and carry out all operations, which shall include, among other things, every kind of work done by Anadolun on or in respect of the Karasu Property to plan, arrange, carry out or complete work contemplated by work programs, exploration programs and operating plans, including, without limitation, investigation, prospecting, exploring, and developing. The description of the terms of the Earn In Agreement and Lease Agreement are qualified in their entirety by reference to exhibits 99.1 and 99.2 to the Company’s current report on Form 8-K filed with the SEC on September 15, 2011.

Our expenditures toward the exploration of our mineral claims may not result in the discovery of mineral deposits. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of exploration do not reveal viable commercial mineralization, we may decide to abandon our claims and acquire new claims for new exploration. The acquisition of additional claims will be dependent upon having sufficient capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations. This assessment will include an assessment of our cash reserves, the price of minerals and the market for financing of mineral exploration projects at the time of our assessment.

Planned Expenditures

We anticipate that we will require capital for the following expenses over the next twelve months relating to our continued operations:

Category	Planned Expenditures over the Next Twelve Months (US$)
General and Administrative Expenses	$250,000
Anadolun Payments (Earn In Agreement)	$50,000
Exploration Expenditures (Earn In and Lease Agreement)	$250,000
Debt and Interest Payments	$411,500

TOTAL 12-MONTH BUDGET	$961,500

Pursuant to the terms of the Earn In Agreement and the Lease Agreement, we have funding and payment obligations as follows:

a)	paying to Anadolun or its designee,

(i)	$250,000 within 30 days of the Closing Date ($200,000 has been paid as of August 31, 2011),

(ii)	$250,000 on or before the second anniversary date of the Closing Date, and

(iii)	$500,000 on or before the third anniversary date of the Closing Date (each, a “Cash Payment” and collectively, the “Cash Payments”);

b)	allotting and issuing to Anadolun or its designee, as fully paid and non-assessable:

(i)	2,000,000 common shares (“Shares”) of Texada within 10 days of the Closing Date,

(ii)	2,000,000 Shares on or before the second anniversary date of the Closing Date, and

(iii)	2,000,000 Shares on or before the third anniversary date of the Closing Date (each, a “Share Issuance” and collectively, the “Share Issuances”); and

c)	funding Exploration Expenditures approved by the Project Team (as defined in the Lease Agreement) of $1,000,000 on the Karasu Property under the terms of the Lease Agreement as follows:

(i)	$250,000 on or before the first anniversary date of the Closing Date,

(ii)	$250,000 on or before the second anniversary date of the Closing Date, and

(iii)	$500,000 on or before the third anniversary date of the Closing Date (each, a “Exploration Expenditure” and collectively, the “Exploration Expenditures”).

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

Subsequent to the quarter period ended August 31, 2011, on September 8, 2011, the Company entered into debt settlement agreements (the “Debt Settlement Agreements”) with two debtholders of the Company pursuant to which the outstanding debt held by such debtholders represented by a 6% convertible debenture dated March 11, 2008 and an 8% promissory note dated November 20, 2006, was exchanged for shares of common stock of the Company, par value $0.001 (“Common Shares”), at an exchange price of $0.20 per Common Share. Pursuant to the Debt Settlement Agreements, the Company agreed to issue an aggregate of 1,642,828 Common Shares, in connection with the satisfaction of principal and interest, in an aggregate amount of $328,565.53, due to the debtholders pursuant to the promissory note and convertible debenture issued by the Company to the debtholders.

On September 28, 2011, the Company entered into an agreement to extend the maturity date of the convertible note described in Note 7(a) from June 30, 2011 to December 31, 2011.

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

As of August 31, 2011, we had accounts payable of $138,792 and accrued liabilities of $147,550, all of which are payable in the next 12 months. As of October 14, 2011, we had a convertible debenture with an aggregate principal amount of $200,000 outstanding, promissory notes with an aggregate principal amount of $87,500, outstanding and $34,178 due to related parties. Each of these are due and payable on demand or within the next 12 months. As of August 31, 2011, we had cash on hand of $77,160 and a working capital deficit of $780,860. We estimate that we will need additional financing of nearly $961,500 to fund exploration, operating expenses and our working capital deficit.

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

Mineral Property Costs

The Company is engaged in the acquisition, exploration and development of mineral properties. Mineral property acquisition costs are initially capitalized and continue to be capitalized when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property exploration costs are expensed as incurred if the criteria for capitalization are not met. In the event that a mineral property is acquired through the issuance of the Company’s shares, the mineral property will be recorded at the fair value of the respective property or the fair value of common shares, whichever is more readily determinable.

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

Revenue and Expenses

Summary	Three Months Ended August 31		Nine Months Ended August 31

	2011	2010	2011	2010
Revenue	–	–	–	–
Operating Expenses	$45,549	$28,301	$109,561	$142,065
Net Income (Loss) From Operations	$(45,549)	$(28,301)	$(109,561)	$(142,065)

Summary of Revenue

We have not earned any revenues to date. Our plan of operation, in regards to mineral properties, is to fund our obligations under the Earn In Agreement and, as warranted, continue to carry out exploration work on our claims in order to ascertain whether they possess commercially exploitable quantities of mineral deposits and to explore acquisition opportunities for acquisitions. We do not anticipate earning revenues until such time as we are able to locate and process commercially exploitable levels of mineral resources on our properties or acquire commercially viable or producing properties.

We are presently in the exploration stage of our business and we can provide no assurance that a commercially viable mineral deposit exists on our claims or that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs. We will not be able to determine whether or not our mineral claims contain a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability. Also, we cannot assure you that we will be successful in closing the transactions contemplated in the Earn In Agreement with Anadolun in respect to the Property or that we will be able to acquire any other commercially viable properties or, if acquired, that we will be able to develop or operate any acquired property in a profitable manner.

Summary of Expenses

Our expenses for the three months and nine months ended August 31, 2011 and 2010, consisted of the following:

	Three Months Ended August 31		Nine Months Ended August 31
	2011	2010	2011	2010
Expenses (Operating Expenses)
Consulting	$4,580	$4,033	$12,742	$25,322
General and administrative	$39,884	$23,016	$90,577	$115,354
Loss on foreign exchange	$1,085	$1,252	$6,242	$1,389
Other Income (Expense)
Accretion of discount on convertible debentures	–	$(1,345)	$(715)	$(3,305)
Interest income	$(151)	–	–	–
Interest on convertible debentures	$(6,655)	$(11,797)	$(20,601)	$(35,132)
Interest on promissory notes	$(1,753)	$(5,734)	$(5,742)	$(17,078)
Interest on related party loans	–	–	–	–
Recovery of loan receivable	$6,940	$20,817	$41,642	$37,632
Gain on settlement of debt	–	–	$328,877	$70

For the three months ended August 31, 2011, our operating expenses increased from the same period in 2010 by $17,248.  This increase in operating expenses is primarily due to an increase in general and administrative expenses of $16,868 due to costs related to due diligence and negotiating the Earn In Agreement and Lease Agreement with Anadolun, in addition to an increase in consulting costs of $547 for the three months ended August 31, 2011 compared to the same period in 2010. Other income for the three months ended August 31, 2011 decreased by $3,560 compared to the same period in 2010.

For the nine months ended August 31, 2011, our operating expenses decreased from the same period in 2010 by $32,504. This decrease in operating expenses is primarily due to a decrease in general and administrative expenses of $24,777 and a decrease in consulting expenses of $12,580 for the nine months ended August 31, 2011 compared to the same period in 2010, which was partially offset by an increase in loss on foreign exchange of $4,853.

We anticipate that operating expenses will increase as our activities and commitments under the Earn In Agreement and Lease Agreement increase. We may also add additional officers and directors with expertise to assist us with our business.

Other income and expense for the nine months ended August 31, 2011 increased by $361,274, primarily due to a one-time gain on settlement of debt of $328,877 and decreased interest on promissory notes and convertible debentures of $25,867.  We do not anticipate future gains on settlement of debt.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital Summary	At August 31, 2011	At November 30, 2010
Current Assets	$77,160	$2,720
Current Liabilities	(858,020)	(1,245,479)
Working Capital (Deficit)	$(780,860)	$(1,242,759)

Summary of Cash Flows
	Nine Months Ended August 31
	2011	2010
Net Cash Used In Operating Activities	$(74,812)	$(124,364)
Net Cash (Used In) Provided by Investing Activities	$(165,748)	$37,632
Net Cash Provided By Financing Activities	$315,000	$87,500
Net Increase (Decrease) In Cash During Period	$74,440	$768

As at August 31, 2011, we had cash of $77,160 and a working capital deficit of $780,860. The decrease in our working capital deficit at August 31, 2011 from our year ended November 30, 2010 is primarily a result of our private placement of 3,150,000 units at $0.10 per unit to raise $315,000 (2,250,000 units ($225,000) on July 26, 2011 and 900,000 units ($90,000) on August 31, 2011), $200,000 of which was used to fund the Anadolun Bridge Loan. Each unit consisted of one share of common stock and one share purchase warrant exercisable to acquire one share of common stock at $0.25 per share for a period of two years. We also decreased our current liabilities as a result of the settlement of a convertible debenture in the principal amount $110,000, together with interest accrued thereon, through the issuance of 670,262 shares of the Company’s common stock, and promissory notes in the principal amount $265,000, together with interest accrued thereon, through the issuance of 1,496,853 shares of the Company’s common stock.

As of August 31, 2011, we had two convertible debentures in the principal amount of $350,000 outstanding which are past due and payable on demand.  Additionally as of August 31, 2011, we had promissory notes in the principal amount of $187,500 outstanding, which are due and payable on demand. Subsequent to the quarter period ended August 31, 2011, on September 8, 2011, we entered into the Debt Settlement Agreements with two debtholders of the Registrant pursuant to which the outstanding debt held by such debtholders represented by a 6% convertible debenture dated March 11, 2008 and an 8% promissory note dated November 20, 2006, was exchanged for shares of common stock of the Company, par value $0.001, at an exchange price of $0.20 per Common Share. Pursuant to the Debt Settlement Agreements, the Company agreed to issue an aggregate of 1,642,828 Common Shares, in connection with the satisfaction of principal and interest, in an aggregate amount of $328,565.53, due to the debtholders pursuant to the promissory note and convertible debenture issued by the Company to the debtholders.

As of October 14, 2011, we had a 6% convertible debenture in the principal amount of $200,000 issued and outstanding. On September 28, 2011, the Company entered into an agreement to extend the maturity date of the 6% convertible debenture from June 30, 2011 to December 30, 2011. As of October 14, 2011, we had promissory notes in the principal amount of $60,000 (issued March 30, 2010) and $27,500 (issued February 15, 2010) issued and payable on demand.

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

As of August 31, 2011, we had cash on hand of $77,160 and a working capital deficit of $780,860. We estimate that we will need additional financing of nearly $961,500 to fund exploration, operating expenses and our working capital deficit.

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

Our auditors expressed substantial doubt regarding our ability to continue as a going concern related to our financial statements for the year ended November 30, 2010, and these circumstances have not improved.  The factors related to the determination of our ability to continue as a going concern include our working capital deficit, lack of foreseeable revenues from operations, need for additional capital to maintain our interest in the Peek Claims and complete the transactions contemplated by the Earn In Agreement with Anadolun, and need for additional capital to fund our general and administrative requirements. Our ability to continue as a going concern is dependent on our ability to raise additional capital, complete an acquisition and conduct successful exploration activities on our properties and drive appreciation in the value of our exploration properties and assets. There is substantial doubt regarding our ability to continue as a going concern, and if we are unable to raise additional capital in a timely manner in an amount sufficient to close our acquisition of a 95% interest in the Property from Anadolun, we may be required to sell our Peek Claims or permit such claims to lapse.  As a result, we may be forced to discontinue operations.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 7, 2011, the Company received a subscription for 1,250,000 units of the Company at $0.10 per unit for total proceeds of $125,000. Each unit consists of one share of common stock and one common share purchase warrant. Each warrant is exercisable to acquire one share of common stock of the Company at an exercise of $0.25 per warrant share for a period of two years.

On July 26, 2011, the Company issued 2,250,000 units at $0.10 per unit for total proceeds of $225,000. Each unit consists of one share of common stock and one common share purchase warrant. Each warrant is exercisable to acquire one share of common stock at an exercise price of $0.25 per warrant share for a period of two years.

On August 31, 2011, the Company received subscriptions for 900,000 units at $0.10 per unit for total proceeds of $90,000. Each unit will consist of one share of common stock and one common share purchase warrant. Each warrant will be exercisable to acquire one share of common stock at an exercise price of $0.25 per warrant share for a period of two years.

The securities were issued outside the United States to non-U.S. persons (as defined in Rule 902(k) of Regulation S under the United States Securities Act of 1933, as amended (the “U.S. Securities Act”)) in “offshore” transactions pursuant to the exceptions from the registration requirements of Rule 903 of Regulation S under the U.S. Securities Act.  The securities underlying the units are deemed “restricted securities” (as defined in Rule 144(a)(3) of the U.S. Securities Act), and may not be resold absent registration under the U.S. Securities Act or an exemption thereunder.

On September 8, 2011, the Company entered into the Debt Settlement Agreements with two debtholders of the Company pursuant to which the outstanding debt held by such debtholders represented by a 6% convertible debenture dated March 11, 2008 and an 8% promissory note dated November 20, 2006, was exchanged for shares of common stock of the Company, par value $0.001 at an exchange price of $0.20 per Common Share. Pursuant to the Debt Settlement Agreements, the Company agreed to issue an aggregate of 1,642,828 Common Shares, in connection with the satisfaction of principal and interest, in an aggregate amount of $328,565.53, due to the debtholders pursuant to the promissory note and convertible debenture issued by the Company to the debtholders. The Common Shares issued pursuant to the Debt Settlement Agreements were issued exempt from registration pursuant to Section 3(a)(9) of the U.S. Securities Act and no commission or other remuneration was paid in connection with the exchange.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  [REMOVED AND RESERVED]

ITEM 5.  OTHER INFORMATION

On September 15, 2011, the Company and Anadolun entered into the Earn In Agreement pursuant to which the Company can earn a 95% interest in the Karasu Property upon satisfaction of certain payment obligations. The Earn In Agreement is expected to close on or before November 30, 2011 (see Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on the Earn In Agreement).

On September 29, 2011, the board of directors of the Company (the “Board”) approved a resolution to effect a name change of the Company from “Texada Ventures Inc.” to “Black Sea Metals, Inc.” and submit such proposal to the shareholders for approval. The Board recommended that shareholders approve the proposed name change. Effective October 3, 2011, 51.29% of the total shares of Common Stock entitled to vote on the name change, consented in writing without a meeting to the name change. On October 11, 2011, the Company filed a Definitive Schedule 14C with the SEC in connection with the effectuation of the name change, and on October 12, 2011, The Company mailed an information statement to its shareholders of record in accordance with the requirements of Schedule 14C. The Company anticipates it will file an amendment to its Articles of Incorporation to effect the name change effective on or about November 2, 2011.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibits
10.1	Earn In Agreement, dated September 15, 2011*
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Form of License and Operating Agreement*
___________________________

* Previously filed on Registrants Current Report on Form 8-K filed with the Securities & Exchange Commission on September 15, 2011.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXADA VENTURES INC.

By:	/s/ David Brow
DAVID BROW
Chief Executive Officer, Chief Financial Officer
President, Secretary, Treasurer and Director
(Principal Executive Officer
and Principal Accounting Officer)

Date:	October 17, 2011