Form 10-Q/A
period 2011-08-31
Black Sea Metals, Inc.
filed 2011-11-14
CIK 1174907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
 (Amendment No. 1)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2011
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-51563

BLACK SEA METALS, INC.
 (Exact Name of Registrant as Specified in its Charter)

NEVADA	98-0374224
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

421 9th Street
Manhattan Beach, California	90266
(Address of Principal Executive Offices)	(Zip Code)

(424) 247-9261
(Registrant’s Telephone Number, including Area Code)

TEXADA VENTURES INC.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [  ] Yes   [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes   [  ] No

Indicate by check mark whether the Registrant is [  ] a large accelerated filer, [  ] an accelerated file, [  ] a non-accelerated filer, or [  ] a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [  ] Yes   [  ] No

Number of shares of issuer’s common stock outstanding as of October 4, 2011:  31,516,763

Explanatory Note: The purpose of this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2011, filed with the Securities and Exchange Commission on October 17, 2011 (the "Form 10-Q"), is to amend financial statements presented in the Form 10-Q and to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language). On November 2, 2011, the Company effected a name change and on November 7, 2011, the Company appointed a new Chief Executive Officer and Chief Financial Officer. The certifications filed as Exhibits 31.1 and 32.1 have been amended to reflect these changes.

Except as otherwise noted, no other changes have been made to the Form 10-Q and the Form 10-Q continues to speak as of the original filing date of the Form 10-Q, does not modify or update in any way disclosures made in the original Form 10-Q and does not reflect events that may have occurred subsequent to the original filing date. Pursuant to rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

(The accompanying notes are an integral part of these financial statements)

Texada Ventures Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Accumulated from
	October 17, 2001 (Date of Inception)	For The Nine Months Ended	For The Nine Months Ended	For the Three Months Ended	For The Three Months Ended
	to August 31,	August 31,	August 31,	August 31,	August 31,
	2011	2011	2010	2011	2010

Revenue	$–	$–	$–	$–	$–

Operating Expenses

Amortization	798	–	–	–	–
Consulting	228,029	12,742	25,322	4,580	4,033
Exploration costs	20,091	–	–	–	–
General and administrative	726,583	90,577	115,354	39,884	23,016
Loss on foreign exchange	12,134	6,242	1,389	1,085	1,252
Mineral property costs	3,747	–	–	–	–

Total Operating Expenses	991,382	109,561	142,065	45,549	28,301

Loss from Operations	(991,382)	(109,561)	(142,065)	(45,549)	(28,301)

Other Income (Expense)

Accretion of discount on convertible debentures	(234,000)	(715)	(3,305)	–	(1,345)
Interest income	4,022	–	–	(151)	–
Interest on convertible debentures	(166,136)	(20,601)	(35,132)	(6,655)	(11,797)
Interest on promissory notes	(72,353)	(5,742)	(17,078)	(1,753)	(5,734)
Interest on related party loans	(8,500)	–	–	–	–
Gain on settlement of debt	468,435	328,877	70	–	–
Loss on disposal of equipment	(2,075)	–	–	–	–
Loss on write down of note receivable	(86,797)	–	–	–	–
Loss on write down of oil and gas deposit	(365,000)	–	–	–	–
(Provision) recovery for loan receivable	(5)	41,642	37,632	6,940	20,817

Total Other Income (Expense)	(462,409)	343,461	(17,813)	(1,619)	1,941

Net Income (Loss)	$(1,453,791)	$233,900	$(159,878)	$(47,168)	$(26,360)

Net Income (Loss) Per Share – Basic and Diluted		$0.01	$(0.01)	$–	$–

Weighted Average Shares Outstanding		27,210,232	24,293,334	28,504,371	24,293,334

(The accompanying notes are an integral part of these financial statements)

Texada Ventures Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Accumulated from October 17, 2001 (Date of Inception) to August 31, 2011	For the Nine Months Ended August 31, 2011	For the Nine Months Ended August 31, 2010

Operating Activities

Net loss	$(1,453,791)	$233,900	$(159,878)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of convertible debt discount	234,000	715	3,305
Amortization	798	–	–
Gain on settlement of debt	(468,435)	(328,877)	70
Loss on disposal of equipment	2,075	–	–
Loss on write down of note receivable	86,797	–	–
Provision for loan receivable	5	(41,642)	(37,632)
Write-off of oil and gas deposit	365,000	–	–

Changes in operating assets and liabilities:
Accrued interest receivable	–	–	–
Note receivable	(9,876)	–	–
Accounts payable and accrued liabilities	407,842	53,163	62,629
Due to related parties	84,520	539	7,282

Net Cash Used in Operating Activities	(751,065)	(82,202)	(124,364)

Investing Activities
Deposit on mineral property option	(200,000)	(200,000)	–
Acquisition of oil and gas interests	(365,000)	–	–
(Advance) repayment of note receivable	(86,802)	41,642	37,632
Purchase of equipment	(2,873)	–	–

Net Cash (Used In) Provided by Investing Activities	(654,675)	(158,358)	37,632

Financing Activities
Proceeds from common stock subscribed	90,000	90,000	–
Advances from related party loan	50,000	–	–
Repayment of related party loan	(50,000)	–	–
Proceeds from convertible debentures	585,000	–	–
Proceeds from promissory notes payable	452,500	–	87,500
Proceeds from issuance of common shares	355,400	225,000	–

Net Cash Provided by Financing Activities	1,482,900	315,000	87,500

Increase in Cash	77,160	74,440	768

Cash - Beginning of Period	–	2,720	2,416

Cash - End of Period	$77,160	$77,160	$3,184

Supplemental Disclosures
Interest paid	$8,500	$–	$–
Income taxes paid	$–	$–	$–

Non-cash Investing and Financing Activities
Shares issued to settle debt	$166,529	$112,997	$–

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital Summary	At August 31, 2011	At November 30, 2010
Current Assets	$77,160	$2,720
Current Liabilities	(858,020)	(1,245,479)
Working Capital (Deficit)	$(780,860)	$(1,242,759)

Summary of Cash Flows
	Nine Months Ended August 31
	2011	2010
Net Cash Used In Operating Activities	$(82,202)	$(124,364)
Net Cash (Used In) Provided by Investing Activities	$(158,358)	$37,632
Net Cash Provided By Financing Activities	$315,000	$87,500
Net Increase (Decrease) In Cash During Period	$74,440	$768

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

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibits
10.1	Earn In Agreement, dated September 15, 2011*
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Form of License and Operating Agreement*
101	Interactive data files pursuant to Rule 405 of Regulation S-T.
___________________________

* Previously filed on Registrants Current Report on Form 8-K filed with the Securities & Exchange Commission on September 15, 2011.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK SEA METALS, INC.
(formerly known as, Texada Ventures Inc.)

By:	/s/ Alastair S. Neill
Alastair S. Neill
Chief Executive Officer, Chief Financial Officer
President, Secretary, Treasurer and Director
(Principal Executive Officer
and Principal Accounting Officer)

Date:	November 14, 2011