Form 10-K
period 2011-11-30
Black Sea Metals, Inc.
filed 2012-03-14
CIK 1174907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2011

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

424-247-9261
(Registrant’s Telephone Number, including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:	None
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:	Common Stock, par value $0.001 (Tile of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [   ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [   ]  No [X]

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

Yes [X]  No [   ]

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

Yes [   ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,316,589

The number of shares of the Registrant’s Common Stock outstanding as of March 12, 2012, was 35,127,479.

Documents Incorporated by Reference: None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

As used in this Annual Report on Form 10-K, the terms “we”, “us”, “our”, “Texada” Black Sea” and the “Company” mean Black Sea Metals Inc., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars unless otherwise indicated.

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

PART I

ITEM 1. BUSINESS.

Overview

Black Sea Metals Inc. (the “Company”) is engaged in the business of acquisition and exploration of mineral and resource properties. We were incorporated on October 17, 2001 under the laws of the State of Nevada. Our principal office is located at 421 – 9th Street, Manhattan Beach, CA, 90266. Our phone number is 424-247-9261. Our facsimile number is 310-374-9385.

The Company filed a Certificate of Amendment to its articles of incorporation with the Secretary of State of Nevada changing the name of the Company from Texada Ventures Inc. to Black Sea Metals, Inc. effective November 2, 2011. The Company’s common stock, previously quoted on the OTCBB under the ticker symbol “TXVN”, began trading under the ticker symbol “BLAK,” effective November 7, 2011.

On September 15, 2011, the Company entered into an Earn In Agreement (the “Karasu Earn In Agreement”), with Anadolun Madencilik Ltd. Sti., a limited company under the provisions of the Turkish Commercial Code (“Anadolun”), under which the Company may acquire or earn 95% of Anadolun’s interest in Anadolun’s Karasu Rare Earth Metals Project located in Sakarya Province, Turkey (the “Karasu Property”). On December 31, 2011, the Company entered into a lease agreement under which the Company acquired the right to earn a 95% of Anadolun’s interest in the Karasu Property. Under the terms of the Karasu Earn In Agreement, the Karasu Earn In Agreement Amendment and the Karasu Lease Agreement, the Company can earn a 95% interest in the Karasu Property by satisfying certain conditions listed below (See “Recent Significant Corporate Developments”).

We also have a 100% undivided interest in a group of mineral claims located in the Wheaton River District in the Yukon Territory, Canada that we refer to as the Peek Claims. We have not earned any revenues to date. Our plan of operation is to continue to carry out exploration work on these claims in order to ascertain whether they possess commercially exploitable mineral deposits. We are presently in the exploration stage of our business and we can provide no assurance that commercially viable mineral deposits exist on our claims or that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs. We will not be able to determine whether or not our mineral claims contain a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability.

Historically we have conducted our business through verbal agreements with consultants and arms-length third parties. Our verbal agreement with our geologist includes his reviewing all of the results from the exploratory work performed upon the site and making recommendations based on those results in exchange for payments equal to the usual and customary rates received by geologists performing similar consulting services.

RECENT SIGNIFICANT CORPORATE DEVELOPMENTS

We have experienced the following significant corporate developments during our fiscal year ended November 30, 2011.

Anadolun Term Sheet

On May 20, 2011, the Company entered into a term sheet (the “Anadolun Term Sheet”), with Anadolun, which outlines the general terms and conditions pursuant to which the Company and Anadolun have agreed to enter into a definitive option under which the Company may acquire or earn 95% of Anadolun’s interest in Anadolun’s Karasu Property. Under the Anadolun Term Sheet, the definitive agreement will provide the Company with the option to acquire the Karasu Property interest, by incurring $1,000,000 in exploration expenditures (in aggregate) on the Karasu Property, issuing 6,000,000 shares of common stock of the Company (in aggregate) to Anadolun, and paying Anadolun $1,000,000 (in aggregate). The definitive agreement will contain customary terms and conditions, including covenants requiring each party not to sell their respective entities or assets to another party.

Under the Term Sheet, the Company agreed to advance Anadolun $200,000 (as part of a bridge loan), to fund certain expenditures related to the Karasu Property, in consideration for the issuance of a promissory note.

Effective July 1, 2011, the Company and Anadolun entered into an amending agreement to the Anadolun Term Sheet (the “Anadolun Amending Agreement”), in order to provide additional time to negotiate and finalize the definitive agreement. Under the Amending Agreement, Anadolun and the Company agreed to finalize the definitive agreement by September 1, 2011 and to close the transaction on or before September 15, 2011.

Under the Amending Agreement, Anadolun and the Company agreed to extend the right of termination, whereby the Anadolun Term Sheet may be terminated by either party if the closing conditions set forth therein are not satisfied on or before September 15, 2011, provided that the terminating party acted in good faith and had not breached the terms of the Anadolun Term Sheet.

Earn In Agreement

On September 15, 2011, the Company entered into the Karasu Earn In Agreement, under which the Company may acquire or earn 95% of Anadolun’s interest the Karasu Property. Under the Earn In Agreement, Black Sea and Anadolun agreed, among other things:

(a)	To form Karasu Holdings Ltd. Sti., a limited company incorporated under the laws of the Republic of Turkey (“Karasu Holdco”), to be equally owned by the Company and Anadolun;

(b)	The Company, Anadolun and Karasu Holdco will enter into the Lease and Operating Agreement; and

(c)

The Company will be granted the sole and exclusive right to earn a 95% interest representing a percentage of the Net Value of Minerals mined or extracted, saved and sold or removed for disposal without sale from the Karasu Property (the “Karasu Royalty Interest”), upon satisfaction of certain conditions.

On December 31, 2011, the Company, Anadolun and Karasu Holdco entered into the Lease and Operating Agreement (the “Karasu Lease Agreement”) and the Company and Anadolun amended the Karasu Earn In Agreement (“Karasu Earn In Agreement Amendment”) to conform with the terms of the Karasu Lease Agreement. Under the terms of the Karasu Earn In Agreement Amendment and the Karasu Lease Agreement, the parties agreed as follows:

(a)	Anadolun will maintain the License and will lease the Karasu Property and the License, as applicable, to Karasu Holdco;

(b)

The Lease is granted for the purpose of exploration, development, mining and mineral exploitation of the Karasu Property for any and all minerals, metals and ores and substances containing minerals or metals, in, upon or underlying the Karasu Property;

(c)

The Lease shall be for twenty (20) years from and after the Effective Date of the Lease, and for so long thereafter as Karasu Holdco shall (i) in each year as may be required by law, perform an amount of work on or with respect to the Karasu Property reasonably expected to satisfy the annual assessment work requirement, pay claim maintenance fees; and (ii) implement the Work Program (described below);

(d)	Karasu Holdco shall serve as Operator of the Karasu Property;

(e)

The parties will establish a Project Team to develop and approve an Exploration Budget, Work Plan (detailing exploration, development and work on the Karasu Property) and make decisions related to the Karasu Property;

(f)	Each of Anadolun and the Company will have the right to appoint two representatives to the Project Team;

(g)	Karasu Holdco, as Operator, will have certain obligations under the Lease Agreement, including implementing the Work Plan and assisting with establishment of the Exploration Budget;

(h)	The Company will fund the Exploration Expenditures as contemplated in the Lease Agreement and as follows:

(A)	$250,000 on or before the first anniversary date of the Closing Date,

(B)	$250,000 on or before the second anniversary date of the Closing Date, and

(C)	$500,000 on or before the third anniversary date of the Closing Date;

(i)

Anadolun shall pay the balance of the required funds in a timely way according to an approved schedule of advances or within the time limits contemplated in the Agreement for the payment of invoices for Exploration Expenditures;

(j)

If Anadolun fails to contribute its portion of the Exploration Expenditures, then Black Sea, shall advance additional funds towards the Exploration Expenditures and such additional advances shall be (a) carried forward to the succeeding period and qualify as Exploration Expenditures for such succeeding period or (b) loan funds to Anadolun to satisfy Anadolun’s obligations to fund Exploration Expenditures (the “Black Sea Loans”). The Company may offset payments payable to Anadolun under Cash Payments or Share Issuances under the Earn In Agreement;

(k)

Karasu Holdco reserves for the benefit of the Company as a retained interest in the License, the Karasu Royalty Interest, upon payment Cash Consideration ($1,000,000 in aggregate paid $250,000 within 30 days of the Closing Date, $200,000 of which shall be in the form of the Bridge Loan; $250,000 on or before the second anniversary date of the Closing Date, and $500,000 on or before the third anniversary date of the Closing Date), Share Issuances (6,000,000 shares of common stock paid 2,000,000 common shares (“Shares”) of the Company within 10 days of the Closing Date, 2,000,000 Shares on or before the second anniversary date of the Closing Date, and 2,000,000 Shares on or before the third anniversary date of the Closing Date) and Exploration Expenditures, as described in the Earn In Agreement; and

(l)	The Karasu Lease Agreement contains dispute resolution provisions.

The parties closed the transactions on January 5, 2012 (the “Closing Date”).

The descriptions of the Karasu Earn In Agreement Amendment and the Karasu Lease Agreement are qualified in their entirety by copies of the agreements attached to the Current Report on Form 8-K, as Exhibits 99.1 and 99.2, respectively and filed with the SEC on January 5, 2012. The description of the Karasu Earn In Agreement is qualified in its entirety by the disclosure in Black Sea’s Current Report on Form 8-K filed with the SEC on September 15, 2011.

Appointment of New Officers and Directors:

Effective November 7, 2011, David Brow resigned from the offices of President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Company. Mr. Brow continues to be a member of the Board of Directors of the Company. The Company’s Board of Directors accepted Mr. Brow’s resignation and appointed Alastair Neill as a director of the Company and to the offices of President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Company. Mr. Neill shall serve on the Company’s Board of Directors until the next special or annual meeting of shareholders, when he or his successor is elected and qualified, or until his earlier resignation or removal. Mr. Neill shall hold the offices of President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer for an indefinite term until his successor is chosen and qualified or until his earlier resignation or removal.

Effective November 7, 2011, James MacPherson and Markus Pekeler were appointed as directors of the Company. Mr. MacPherson was also appointed as the Chief Environmental Officer of the Company.

PLAN OF OPERATION

Our plan of operation is to continue exploration work on our mineral properties, as described below, while also seeking acquisition opportunities to acquire a company or operation which would return sufficient shareholder value. We are currently evaluating acquisition targets in complementary industries. We cannot assure investors that we will be successful in locating a suitable acquisition target, or that our capital raising efforts will be successful given the current state of the financial markets or that we can successfully complete an acquisition.

Mineral Properties:

Karasu Property

The Karasu Rare Earth Metals Project consists of a single 1480.9 ha Heavy Minerals Placer concession in Sakarya Province of Northern Turkey. Historical exploration on the property by Turkey’s Directorate General of Mineral Research and Exploration indicate excellent potential for further development of Rare Earth element extraction. We anticipate conducting an exploration program in fiscal year 2012 in the amount of $250,000.

Our decision to proceed with an initial exploration program will be made based on factors such as other business opportunities, the final assay results and the recommendations of our geologists, the grades of any mineralization found, the size and extent of the mineralized zones, and the strength of metal prices in international markets. The current phase is estimated to cost $250,000. Given our current working capital situation and the costs of implementation of our exploration program, it is uncertain of we will be able to complete the exploration program. See “Liquidity and Capital Resources” below.

Should we able to raise sufficient funds for exploration, we anticipate do the following activities for the Karasu property:

1)	prepare a 1:10,000 scale geological map

2)	prepare a 1:5,000 topographical map

3)	conduct a 300-400 sample geochemical surface sampling program and subsequently develop element-by-element geochemical maps

4)	conduct an approximate 50 sample petrographic sampling program

5)	develop a list of priority drilling targets

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

Peek Claims

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

Planned Expenditures:

During the exploration stage, Alastair Neill, our President, Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer, Dr. Veltheer, Mr. MacPherson and Mr. Pekeler, will only be devoting approximately twenty hours per week of their time to our business. We do not foresee this limited involvement as negatively impacting the Company over the next twelve months. All exploratory work on our Yukon mining properties, if any, is being performed by our geological consultant, Mr. Timmins, who contracts with appropriately experienced parties to complete work programs. All exploratory work on our Turkish mining properties will be conducted by our partner, Anadolun. However, if as a result of our acquisition efforts, the demands of our business require more business time of Mr. Neill or Dr. Veltheer, such as raising additional capital or addressing unforeseen issues with regard to our exploration efforts, they are prepared to adjust their timetable to devote more time to our business.

We anticipate that we will require capital for the following expenses over the next twelve months relating to our continued operations:

Planned Expenditures over
the Next Twelve Months
Category	(US$)
Mineral Exploration Expenses	$370,000
General and Administrative Expenses	$150,000
Professional Fees	$150,000
TOTAL 12-MONTH BUDGET	$670,000

The Company previously issued four separate 6% convertible debentures with principal amounts totaling $585,000 which were due and payable on December 31, 2008, extended to December 31, 2010. Interest is payable at the option of the Company in cash or shares. As at November 30, 2011, the Company had settled all of these convertible debentures based on the following terms: one of these convertible debentures in the principal amount of $125,000 through the issuance of 790,651 shares of the Company’s common stock; one of these convertible debentures in the principal amount $110,000 through the issuance of 670,262 shares of the Company’s common stock; one of these convertible debentures in the principal amount of $200,000 through the issuance of 1,360,715 shares of the Company’s common stock; one of these convertible debentures in the principal amount of $150,000 through the issuance of 952,910 shares of the Company’s common stock

We will require $250,000 for mineral and exploration expenses for the Karasu Property. We also maintain our position in mining claims in our mineral property referred to as the Peek Claim. In the event we decide to proceed with Phase IV of our exploration program, which is estimated to cost $120,000, we will need to obtain financing of nearly $911,000 to fund exploration, operating expenses and our working capital deficit.

As of November 30, 2011, we had a working capital deficit of $241,230. We do not expect our business to achieve profitability in the near future as we expect to continue to incur substantial acquisition, development and operating expenses. We will require additional funding to fund our working capital requirements. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or debt to fund our estimated general administration, exploration and other working capital requirements.

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

ITEM 1A. RISK FACTORS.

Not required for smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not required for smaller reporting companies.

ITEM 2. PROPERTIES.

KARASU PROPERTY

The Karasu Rare Earth Metals Project consists of a single 1480.9 ha Heavy Minerals Placer concession in Sakarya Province of Northern Turkey. The coordinates of the concession are described in Table 1 and Map 1 below. Historical exploration on the property by Turkey’s Directorate General of Mineral Research and Exploration indicate excellent potential for further development of Rare Earth element extraction.

Table 1:

Mining in Turkey

The fabled wealth of Croesus, the king of Lydia in 6th century, B.C., came from the placer mining of gold in western Turkey. The island of Cyprus, from which the word ‘cupros’ or copper is derived, lies 32 km south of Turkey and was the source of copper for many Mediterranean cultures. The historic name of Turkey and the peninsula that forms the Asian part of Turkey is known as Anatolia, ‘Anadolu’ in Turkish, which means several things including ‘the mother lode.’

The continents of Africa, Asia and Europe all meet under Turkey. The African and Arabian plates join there. With two subduction zones and three crunching plates, Turkey is mineral-rich and the potential for new base and precious metals discoveries using modern exploration techniques is considerable, however, few of the mineralized areas of Turkey’s mining districts have been adequately explored.

Evidence of mining dating back over nine thousand years and a complex geology reflected in the diversity of its industrial mineral deposits and base metal reserves, it comes as a bit as a surprise to learn that the modern mining industry in Turkey is still in its infancy.

The lack of access to foreign capital during the last decades, a protective mining legislation and the “explore as you mine” mentality has left most of the rich and diverse mineral deposits untouched.

Recent reform of the Turkish mining legislation in favor of private and foreign investors, and the fast growing demand for metallic commodities has motivated local companies to cooperate with international partners and to push the lagging mining industry up to modern standards.

The injection of foreign capital, technology and know-how into a relatively young market has changed the outlook for the development of the country’s over 4,400 identified mineral deposits.

Rare Earth Elements

Rare earth elements (REEs) are a group of 17 elements on the periodic table, used extensively in high-technology applications like mobile phones, electric vehicles and low carbon technologies. It is the unique chemical and physical properties of REEs, such as their high thermal and electrical conductivity, magnetism, luminosity, catalytic and optical properties, make them indispensable components of high-tech applications.

Many of today’s industries face the challenge to develop higher performing products within increasingly stringent environmental and energy efficiency guidelines. The following table outlines some of the critical applications made possible by the use of REEs:

REE Applications
Element	Example Applications

Light REEs:
Scandium	metal alloys for the aerospace industry
Yttrium	phosphors, ceramics, metal alloys
Lanthanum	batteries, catalysts for petroleum refining
Cerium	catalysts, polishing, metal alloys
Praseodymium	improved magnet corrosion resistance, pigment
Neodymium	high power magnets for laptops, lasers
Promethium	eta radiation source
Samarium	high temperature magnets, reactor control rods

Heavy REEs:
Europium	liquid crystal displays, fluorescent lighting
Gadolinium	magnetic resonance imaging contrast agent
Terbium	phosphors for lighting and display
Dysprosium	high power magnets, lasers
Holmium	the highest power magnets known
Erbium	lasers, glass colorant
Thulium	ceramic magnetic materials under development
Ytterbium	fibre optic technology, solar panels
Lutetium	X-ray phosphors

REE Mining

95% of the world’s REEs originate from just two mineral sources, Bastnaesite and Monazite. Each of these minerals contains different percentages of the 17 rare earth elements. The intrinsic mix of REEs found in various minerals, plus their similar electrical, magnetic and chemical characteristics makes separation of the single elements a complex task for highly skilled specialists.

Black Sea Heavy Mineral Sands

The Turkish Black Sea Coast where the Company’s Karasu property is located contains substantial reserves of heavy-mineral sands with high, economically feasible grades of monazite, rutile, ilmenite and magnetite. Monazite

The monazite portion of the identified heavy mineral sand deposits at the Turkish Black Sea coast are of the monazite-(Ce) composition. Typically, monazite-(Ce) contains about 45 - 48 % cerium, 24% lanthanum, 17% neodymium, 5% praseodymium, and minor quantities of samarium, gadolinium, and yttrium.

Monazite placer deposits are economically proven sources of Rare Earth Oxides (REOs) and can be mined and separated with simple, cost-efficient infrastructure. The barrier for a project-feasibility is therefore lower and the time from mine to market much shorter compared to other types of REE deposits.

The Monazite deposits at the Turkish Black Sea coast have been originally identified by MTA, the Turkish General Directorate of Mineral Research & Exploration. Geomorphological studies conducted in the area showed favorable mineral assemblage suites and formations for heavy minerals.

Mining of Heavy Mineral Sands is performed by open-pit methods, which may include wet techniques such as dredging or dry methods using trucks, loaders, scrapers and bulldozers.

The heavy mineral fractions of the ore are recovered by screening and gravity concentration. Minerals are separated by the use of cones, spirals, and shaking tables. The final concentration of the monazite is done using high-tension electrostatic separators and by magnetic separators of different intensities.

PLACER MINING AND PROCESSING

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

FIGURE 1

BEAUFORT SEA
STOKES POINT
TUKTOYAKTUK
Inuvik
Old Crow
ALASKA
DEMPSTER HIGHWAY
N.W.T.
N
YUKON
YUKON
Dawson
RIVER
KLONDIKE
HIGHWAY
Elsa
Mayo
Macmillan Pass
NORTH CANOL
Faro
Carmacks
ROBERT CAMPBELL HWY
Ross River
Tungsten
ALASKA HIGHWAY
SOUTH CANOL
Haines Junction
Whitehorse
Johnsons Crossing
Carcross
Teslin
Watson Lake
SKAGWAY
Atlin
HAINES
Cassiar
CASSIAR HWY
B.C.
EDMONTON
CALGARY
VANCOUVER

Yukon Territory
Area: *478,034 sq. km.*
Population: *25,000*
Capital: *Whitehorse*

ALASKA
YUKON
NORTHWEST TERRITORIES
U.S.A.
MEXICO

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

Mineralization on the Peek Claims occurs as either of the following veins and siliceous stockworks:

1.

Epithermal gold-silver veins associated with northeast-trending normal faults hosted with bi- modal calc-alkaline andesitic volcanics of the Skukum Group and associated with Eocene rhyolite porphyry dykes outside the volcanic complex.

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

All mineral exploration activities carried out on a mineral claim or mining lease in the Yukon must be in compliance with the Yukon Quartz Mining Land Use Regulations (the “Yukon Regulations”). The Yukon Regulations apply to all mines during exploration, development, construction, production, closure,reclamation and abandonment. Also, the Yukon Regulations contain standards for exploration activities including construction and maintenance, site preparation, drilling, trenching and work in and about a water body. An annual exploration expenditure of approximately $80 per claim is required by the YQMA to maintain the claims in good standing. Alternatively an annual payment of approximately $80 per claim in lieu of work is sanctioned by the YQMA to maintain claims in good standing. Our annual cost of compliance with the YQMA is presently approximately $672 per year.

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

Present Condition of the Property and Current State of Exploration

In years prior to 2011, we conducted exploration activities on the Peek Claims to determine whether there is commercially exploitable gold and silver mineralization or other metals. The following is a summary of the status of our exploration program on the Peek Claims:

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

In April 2006, we received the geological report on the results of Phase III of our 2005 exploration program. During the 2005 exploration season we completed detailed prospecting and geological investigation of a portion of the claims with geophysical anomalies identified during 2003. Samples of vein material present as “float” were collected, reviewed and submitted for geochemical analysis. Our geologist concluded that these results confirm earlier sample analyses by the Company and others. Prior to proceeding with Phase IV, our geologist recommends further geological engineering on the Peek Claims properties to define the exact source areas for the known and new vein float material because frost action may have moved the vein material further than originally assumed. Our geologist recommends a total of $10,000 to be reserved for a two stage delineation program.

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

Table 1 - Claim Status

Claim Name	Grant Numbers	Current Expiry Date
PEEK 1-8	YC 19158 – 165	August 19, 2012

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

ITEM 3. LEGAL PROCEEDINGS.

Neither we nor any of our properties are currently subject to any material legal proceedings or other regulatory proceedings.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

Our common stock is traded on the FINRA OTC Bulletin Board under the symbol “BLAK”

Prior to November 7, 2011, the Company’s common stock was quoted in the OTCBB under the ticker symbol “TXVN”. The following table shows the high and low bid information for the common stock for each quarter of the fiscal years 2010 and 2011.

Fiscal Year	Low Closing	High Closing

2010
First Quarter	$0.04	$0.80
Second Quarter	$0.24	$0.50
Third Quarter	$0.26	$0.26
Fourth Quarter	$0.05	$0.26

2011
First Quarter	$0.05	$0.15
Second Quarter	$0.14	$0.25
Third Quarter	$0.08	$0.17
Fourth Quarter	$0.10	$0.55

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

The closing price of our common stock on the FINRA OTCBB was $0.17 on March 12, 2012.

Holders of Record

As of March 12, 2012, there were 21 shareholders of record of our common stock with an unknown number of additional shareholders who hold shares through brokerage firms.

Dividends

We have not paid any dividends and do not anticipate the payment of dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

	Number of Securities	Weighted Average	Number of Securities
	to be Issued Upon	Exercise Price of	Remaining Available
	Exercise of	Outstanding Options,	for Future Issuance
	Outstanding Options		Under Equity
Compensation Plans
(Excluding Securities
Reflected in Column
(a)
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable
Equity Compensation Plans Not Approved By Security Holders	3,375,000	0.20	1,625,000

Issuer Purchase of Equity Securities

During our fiscal year ended November 30, 2011, neither the Company nor any of its affiliates repurchased shares of common stock of the Company.

Recent Sales of Unregistered Securities

During our fiscal year ended November 30, 2011, the Company issued the following unregistered securities:

  On January 4, 2011, the Company issued 1,496,853 common shares at $0.20 per share to settle a convertible debenture of $265,000 and accrued interest of $34,371.

  On January 4, 2011, the Company issued 670,262 common shares at $0.20 per share to settle a convertible debenture of $110,000 and accrued interest of $24,052.

  On January 4, 2011, the Company issued 92,827 common shares to settle a debt of $8,452.

  On July 19, 2011, the Company issued 2,250,000 units at $0.10 per unit for total proceeds of $225,000. Each unit consists of one share of common stock and one common share purchase warrant. Each warrant is exercisable to acquire one share of common stock at an exercise price of $0.25 per warrant share for a period of two years.

  On September 13, 2011, the Company issued 689,918 common shares at $0.20 per share to settle a promissory note payable of $100,000 and accrued interest of $37,984.

  On September 13, 2011, the Company issued 952,910 common shares at $0.20 per share to settle a convertible debenture of $150,000 and accrued interest of $40,582.

  On October 28, 2011, the Company issued 250,000 units at $0.10 per unit for total proceeds of $25,000. Each unit consists of one share of common stock and one common share purchase warrant. Each warrant is exercisable to acquire one share of common stock at an exercise price of $0.25 per warrant share for a period of two years.

  On November 30, 2011, the Company issued 1,360,715 common shares at $0.20 per share to settle a convertible debenture of $200,000 and accrued interest of $72,143.

Subsequent to our fiscal year ended November 30, 2011, the Company issued the following unregistered securities:

  As of November 30, 2011, the Company received subscriptions for 900,000 units at $0.10 per unit for total proceeds of $90,000. The units have not been issued to the subscriber. Each unit will consist of one share of common stock and one common share purchase warrant. Each warrant will be exercisable to acquire one share of common stock at an exercise price of $0.25 per share for a period of two years.

  On January 5, 2012, the Company closed the Earn In Agreement and Lease Agreement described in Note 4(b) and issued 2,000,000 shares to the vendor.

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

ITEM 6. SELECTED FINANCIAL DATA.

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Plan of Operation

As a result of our failure to generate substantial revenues since our inception, we have not been satisfied with our initial business plan. We reviewed current state of our business in detail with consultants in order to evaluate the progress of our mining business. During the past year we continued to develop our current mining business and we completed the Karasu Acquisition.

Karasu

The Karasu Rare Earth Metals Project consists of a single 1480.9 ha Heavy Minerals Placer concession in Sakarya Province of Northern Turkey. Historical exploration on the property by Turkey’s Directorate General of Mineral Research and Exploration indicate excellent potential for further development of Rare Earth element extraction. We anticipate conducting an exploration program in fiscal year 2012 in the amount of $250,000.

Should we able to raise sufficient funds for exploration, we anticipate do the following activities for the Karasu property:

6)	prepare a 1:10,000 scale geological map

7)	prepare a 1:5,000 topographical map

8)	conduct a 300-400 sample geochemical surface sampling program and subsequently develop element-by-element geochemical maps

9)	conduct an approximate 50 sample petrographic sampling program

10)	develop a list of priority drilling targets

Our decision to proceed with an initial exploration program will be made based on factors such as other business opportunities, the final assay results and the recommendations of our geologist, the grades of any mineralization found, the size and extent of the mineralized zones, and the strength of metal prices in international markets. The current phase is estimated to cost $250,000. Given our current working capital situation and the costs of implementation of our exploration program, it is uncertain of we will be able to complete the exploration program. See “Liquidity and Capital Resources” below.

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

Peek Claims

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

Results of Operations

We did not earn any revenues from November 30, 2010 to November 30, 2011. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties, which is not expected for several years, if at all. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $209,829 for the year ended November 30, 2011 compared with $161,278 for the year ended November 30, 2010. These operating expenses included Consulting fees of $51,797, General and administrative costs of $156,356, and loss on foreign exchange activities of $1,676. The higher operating expenses during fiscal 2011 compared to fiscal 2010 resulted from increased business activity related to exploring potential acquisitions. Costs during fiscal 2012 are anticipated to increase compared to those consulting and general and administrative expenses incurred in fiscal 2011.

We incurred a net gain in the amount of $258,964 for the fiscal year ended November 30, 2011, compared to a net loss of $44,914 for the fiscal year ended November 30, 2010. The gain was attributable primarily to a gain on settlement of debt of $457,980 during fiscal 2011 compared to $133,668 during fiscal 2010.

Liquidity and Capital Resources

As of November 30, 2011, we had a working capital deficiency of $241,230. We do not expect our business to achieve profitability in the near future as we expect to continue to incur substantial development and operating expenses. We will require additional funding to fund our working capital requirements. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or debt to fund our estimated general administration, exploration and other working capital requirements. We believe that debt financing will not be an alternative for funding. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until we locate mineral reserves on our mineral claims.

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

Our continued existence and plans for future growth depend on our ability to obtain the capital necessary to operate by the sale of equity shares. We anticipate that minimum cash requirements to fund our proposed exploration plan and continued operation will be $670,000 through November 30, 2012.

There is substantial doubt that we can continue as a going concern which raises substantial doubt that a purchaser or holder of our common stock will receive a return on his or her investment. As at November 30, 2011, we had cash of $54,123, a working capital deficit of $241,230 and an accumulated deficit of $1,428,727, and will likely continue to incur further losses as we continue our exploration program and acquisition activities. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral properties or successfully acquiring additional properties or business opportunities. If we cannot raise sufficient capital, we may be required to liquidate our assets, issue securities or debt on terms extremely dilutive to existing shareholders or file for bankruptcy. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Going concern

The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at November 30, 2011, the Company has a working capital deficit of $241,230, and has accumulated losses of $1,428,727 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As at November 30, 2011, the Company had cash of $54,123 on hand. The Company does not have sufficient funds to meet planned expenditures over the next twelve months, and will need to seek additional debt or equity financing to meet its planned expenditures.

Convertible Debenture

On April 10, 2007, the Company issued a 6% convertible debenture with a principal amount of $200,000 which was due and payable on December 31, 2008. Interest is payable semi-annually beginning on September 30, 2007, and thereafter on March 31st and September 30th of each year, payable at the option of the Company in cash or shares. As at November 30, 2010, the Company had not made any interest payments and pursuant to the debenture has accrued default interest of 8% since September 30, 2007. The principal and accrued interest on the debenture may be converted at any time into shares of the Company’s common stock at a price of $0.625 per share, at the option of the holder. The Company records accretion expense over the term of the convertible debenture up to its face value of $200,000. On December 18, 2008, the Company entered into an amendment to the convertible debenture to extend the maturity date of the note from December 31, 2008 to December 31, 2010. On December 31, 2010, the Company entered into another amendment to the convertible debenture to extend the maturity date of the note from December 31, 2010 to June 30, 2011. On September 28, 2011, the Company entered into another amendment to the convertible debenture to extend the maturity date of the note from June 30, 2011, to December 31, 2011. On November 25, 2011, the Company negotiated to settle a debt settlement agreement with the holder of the convertible note. It was negotiated for interest to cease accruing on October 31, 2011. Pursuant to the agreement, the Company agreed to settle the $200,000 convertible note and $72,143 accrued interest by issuing 1,360,715 shares of the Company’s common stock with a fair value of $340,179 on November 30, 2011.

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

On March 11, 2008, the Company issued a 6% convertible debenture with a principal amount of $150,000 which was due and payable on December 31, 2008. Interest is payable semi-annually beginning on May 31, 2008, and thereafter on May 31st and November 30th of each year, payable at the option of the Company in cash or shares. As at November 30, 2010, the Company had not made any interest payments and pursuant to the debenture has accrued default interest of 8% since May 31, 2008. The principal and accrued interest on the debenture may be converted at any time into shares of the Company’s common stock at a price of $0.625 per share, at the option of the holder. The Company records accretion expense over the term of the convertible debenture up to its face value of $150,000. On December 18, 2008, the Company entered into an amendment to the convertible debenture to extend the maturity date of the note from December 31, 2008 to December 31, 2010. On September 8, 2011, the Company entered into a debt settlement agreement with the holder of the note. The Company negotiated to settle the $150,000 convertible note and $40,582 accrued interest by issuing 952,910 shares of the Company’s common stock with a fair value of $76,233 on September 29, 2011.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Black Sea Metals Inc.
(formerly Texada Ventures Inc.)
(An Exploration Stage Company)

November 30, 2011

Index
Report of Independent Registered Public Accounting Firm	F-1
Balance Sheets	F-2
Statements of Operations	F-3
Statements of Cash Flows	F-4
Statement of Stockholders’ Deficit	F-5
Notes to the Financial Statements	F-6

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders
Black Sea Metals Inc. (formerly Texada Ventures Inc.)
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Black Sea Metals Inc. (formerly Texada Ventures Inc.) (An Exploration Stage Company) as of November 30, 2011 and 2010, and the related statements of operations, cash flows and stockholders' deficit for the years then ended and accumulated for the period from October 17, 2001 (Date of Inception) to November 30, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Black Sea Metals Inc. (formerly Texada Ventures Inc.) (An Exploration Company) as of November 30, 2011 and 2010, and the results of its operations, cash flows and stockholders’ deficit for the years then ended and accumulated for the period from October 17, 2001 (Date of Inception) to November 30, 2011 in conformity with accounting principles generally accepted in the United States.

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

/s/ "MANNING ELLIOTT LLP"
CHARTERED ACCOUNTANTS

Vancouver, Canada

February 28, 2012

Black Sea Metals Inc.
(formerly Texada Ventures Inc.)
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	November 30,	November 30,
	2011	2010
ASSETS
Current Assets

Cash	$54,123	$2,720
Total Current Assets	54,123	2,720
Deposit on mineral property option (Note 4(b))	200,000	–
Investment (Note 3)	8,132	–
Total Assets	$262,255	$2,720

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable (Note 6(b))	$168,221	$119,963
Accrued liabilities (Note 5)	5,208	180,092
Due to related parties (Notes 6(c))	34,424	33,639
Promissory notes payable (Note 7)	87,500	452,500
Convertible debentures (Note 8)	–	459,285
Total Current Liabilities	295,353	1,245,479
Commitment (Note 14)
Subsequent Event (Note 16)
Nature of Operations and Continuance of Business (Note 1)
Stockholders’ Deficit
Preferred shares, 100,000,000 shares authorized, $0.001 par value;
None issued and outstanding	–	–
Common shares, 200,000,000 shares authorized, $0.001 par value;
33,127,479 shares issued and 31,516,763 outstanding (2010 – 25,363,985 shares) (Note 10)	33,127	25,364
Additional paid-in capital	1,272,502	419,568
Common stock subscribed	90,000	–
Deficit accumulated during the exploration stage	(1,428,727)	(1,687,691)
Total Stockholders’ Deficit	(33,098)	(1,242,759)
Total Liabilities and Stockholders’ Deficit	$262,255	$2,720

(The accompanying notes are an integral part of these financial statements)

Black Sea Metals Inc.
(formerly Texada Ventures Inc.)
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)

	Accumulated
	from
	October 17, 2001
	(Date of	For the Year	For The Year
	Inception)	Ended	Ended
	to November 30,	November 30,	November 30,
	2011	2011	2010
Revenue	$–	$–	$–

Operating Expenses
Amortization	798	–	–
Consulting	267,084	51,797	32,329
Exploration costs	20,091	–	–
General and administrative	792,361	156,356	122,613
Loss on foreign exchange	7,569	1,676	6,336
Mineral property costs	3,747	–	–
Total Operating Expenses	1,091,650	209,829	161,278
Loss from Operations	(1,091,650)	(209,829)	(161,278)
Other Income (Expense)
Accretion of discount on convertible debentures	(234,000)	(715)	(4,782)
Interest income	4,022	–	–
Interest on convertible debentures	(169,912)	(24,377)	(43,710)
Interest on promissory notes	(72,353)	(5,742)	(20,325)
Interest on related party loans	(8,500)	–	–
Gain on settlement of debt	597,538	457,980	133,668
Loss on disposal of equipment	(2,075)	–	–
Loss on write down of note receivable	(86,797)	–	–
Loss on write down of oil and gas deposit	(365,000)	–	–
(Provision) recovery for loan receivable (Note 9)	–	41,647	51,513
Total Other Income (Expense)	(337,077)	468,793	116,364
Net (Loss) Income	$(1,428,727)	$258,964	$(44,914)

Net (Loss) Income Per Share – Basic and Diluted		$0.01	$–

Weighted Average Shares Outstanding		28,153,389	24,375,466

(The accompanying notes are an integral part of these financial statements)

Black Sea Metals Inc.
(formerly Texada Ventures Inc.)
Statements of Cash Flows
(Expressed in US dollars)

	Accumulated from	For the	For the
	October 17, 2001	Year	Year
	(Date of Inception)	Ended	Ended
	to November 30,	November 30,	November 30,
	2011	2011	2010

Operating Activities
Net (loss) income	$(1,428,727)	$258,964	$(44,914)
Adjustments to reconcile net loss (income) to net cash used in operating activities:
Accretion of convertible debt discount	234,000	715	4,782
Amortization	798	–	–
Gain on settlement of debt	(597,538)	(457,980)	(133,668)
Loss on disposal of equipment	2,075	–	–
Provision for loan receivable	–	(41,647)	(51,513)
Stock-based compensation	36,094	36,094
Write-off of oil and gas deposit	365,000	–	–

Changes in operating assets and liabilities:
Note receivable	(9,876)	–	–
Accounts payable and accrued liabilities	445,636	90,957	88,778
Due to related parties	84,766	785	7,702
Net Cash Used in Operating Activities	(867,772)	(112,112)	(128,833)
Investing Activities
Deposit on mineral property option	(200,000)	(200,000)	–
Acquisition of oil and gas interests	(365,000)	–	–
(Advance) repayment of note receivable	–	41,647	41,637
Investment	(8,132)	(8,132)	–
Purchase of equipment	(2,873)	–	–
Net Cash (Used In) Provided by Investing Activities	(576,005)	(166,485)	41,637
Financing Activities
Proceeds from common stock subscribed	90,000	90,000	–
Advances from related party loan	50,000	–	–
Repayment of related party loan	(50,000)	–	–
Proceeds from convertible debentures	585,000	–	–
Proceeds from promissory notes payable	452,500	–	87,500
Proceeds from issuance of common shares	370,400	240,000	–
Net Cash Provided by Financing Activities	1,497,900	330,000	87,500
Increase in Cash	54,123	51,403	304

Cash - Beginning of Period	–	2,720	2,416
Cash - End of Period	$54,123	$54,123	$2,720

Supplemental Disclosures
Interest paid	$8,500	$–	$–
Income taxes paid	$–	$–	$–

Non-cash Investing and Financing Activities
Shares issued to settle debt	$638,134	$584,602	$53,532

(The accompanying notes are an integral part of these financial statements)

Black Sea Metals Inc.
(formerly Texada Ventures Inc.)
(An Exploration Stage Company)
Statement of Stockholders’ Deficit
From October 17, 2001 (Date of Inception) to November 30, 2011
(Expressed in US dollars)
					Deficit
	Common Stock				Accumulated
			Additional	Common	During the
		Par	Paid-in	Stock	Exploration
	Shares	Value	Capital	Subscribed	Stage	Total
	#	$	$	$	$	$
Balance, October 17, 2001 (Date of inception)	–	–	–	–	–	–
Shares issued for cash at $0.0005	12,000,000	12,000	(6,000)	–	–	6,000
Net loss for the period	–	–	–	–	(4,254)	(4,254)
Balance, November 30, 2001	12,000,000	12,000	(6,000)	–	(4,254)	1,746
Shares issued for cash at $0.01	12,000,000	12,000	108,000	–	–	120,000
Net loss for the year	–	–	–	–	(21,106)	(21,106)
Balance, November 30, 2002	24,000,000	24,000	102,000	–	(25,360)	100,640
Net loss for the year	–	–	–	–	(42,929)	(42,929)
Balance, November 30, 2003	24,000,000	24,000	102,000	–	(68,289)	57,711
Net loss for the year	–	–	–	–	(19,057)	(19,057)
Balance, November 30, 2004	24,000,000	24,000	102,000	–	(87,346)	38,654
Shares issued for cash at $0.015	293,334	293	4,107	–	–	4,400
Net loss for the year	–	–	–	–	(26,580)	(26,580)
Balance, November 30, 2005	24,293,334	24,293	106,107	–	(113,926)	16,474
Net loss for the year	–	–	–	–	(85,501)	(85,501)
Balance, November 30, 2006	24,293,334	24,293	106,107	–	(199,427)	(69,027)
Beneficial conversion feature of convertible debenture	–	–	174,000	–	–	174,000
Net loss for the year	–	–	–	–	(573,579)	(573,579)
Balance, November 30, 2007	24,293,334	24,293	280,107	–	(773,006)	(468,606)
Beneficial conversion feature of convertible debenture	–	–	60,000	–	–	60,000
Net loss for the year	–	–	–	–	(517,805)	(517,805)
Balance, November 30, 2008	24,293,334	24,293	340,107	–	(1,290,811)	(926,411)
Net loss for the year	–	–	–	–	(351,966)	(351,966)
Balance, November 30, 2009	24,293,334	24,293	340,107	–	(1,642,777)	(1,278,377)

(The accompanying notes are an integral part of these financial statements)

Black Sea Metals Inc.
(formerly Texada Ventures Inc.)
(An Exploration Stage Company)
Statement of Stockholders’ Deficit (Continued)
From October 17, 2001 (Date of Inception) to November 30, 2011
(Expressed in US dollars)
					Deficit
		Common Stock			Accumulated
			Additional	Common	During the
		Par	Paid-in	Stock	Exploration
	Shares	Value	Capital	Subscribed	Stage	Total
	#	$	$	$	$	$
Balance, November 30, 2009	24,293,334	24,293	340,107	–	(1,642,777)	(1,278,377)
Shares issued to settle debt	100,000	100	4,900	–	–	5,000
Shares issued to settle related party debt	180,000	180	8,820	–	–	9,000
Shares issued to settle convertible debenture	790,651	791	38,741	–	–	39,532
Gain on settlement of related party debt	–	–	27,000	–	–	27,000
Net loss for the year	–	–	–	–	(44,914)	(44,914)
Balance, November 30, 2010	25,363,985	25,364	419,568	–	(1,687,691)	(1,242,759)
Shares issued for cash	2,500,000	2,500	247,500	–	–	250,000
Share issuance costs	–	–	(10,000)	–	–	(10,000)
Shares issued to settle debt	2,279,607	2,279	132,399	–	–	134,678
Shares issued to settle convertible debentures	2,983,887	2,984	446,941	–	–	449,925
Common stock subscribed	–	–	–	90,000	–	90,000
Stock-based compensation	–	–	36,094	–	–	36,094
Net income for the year	–	–	–	–	258,964	258,964
Balance, November 30, 2011	33,127,479	33,127	1,272,502	90,000	(1,428,727)	(33,098)

(The accompanying notes are an integral part of these financial statements)

Texada Ventures Inc.
(An Exploration Stage Company)
Notes to Financial Statements
November 30, 2010
(Expressed in US dollars)

1.	Nature of Operations and Continuance of Business

Black Sea Metals Inc. (formerly Texada Ventures Inc.) (the “Company”) was incorporated in the State of Nevada on October 17, 2001. Effective November 2, 2011, the Company changed its name from Texada Ventures Inc. to Black Sea Metals, Inc. The Company is an Exploration Stage Company, as defined by ASC 915, Development Stage Entities. The Company’s principal business is the acquisition and exploration of oil and gas and mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2011, the Company has a working capital deficit of $241,230 and has accumulated losses of $1,428,727 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As at November 30, 2011, management anticipates that the minimum cash requirements to fund its proposed exploration program and continued operations for the next twelve months will be $500,000. Accordingly, the Company does not have sufficient funds to meet planned expenditures over the next twelve months, and will need to seek additional debt or equity financing to meet its planned expenditures. There is no assurance that the Company will be able to raise sufficient cash to fund its future exploration programs and operational expenditures.

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

The Company computes earnings (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at November 30, 2011, the Company has 5,875,000 dilutive securities outstanding.

2.	Summary of Significant Accounting Policies (continued)

	d)	Mineral Property Costs

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

	e)	Stock-based Compensation

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

	f)	Long-lived Assets

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

	g)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	h)	Foreign Currency Translation

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

	i)	Income Taxes

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

2.	Summary of Significant Accounting Policies (continued)

	j)	Financial Instruments

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

Our financial instruments consist principally of cash, deposit on mineral property option, accounts payable, amounts due to related parties, and promissory notes payable. Pursuant to ASC 820, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The fair value of the convertible debentures is initially determined using “Level 2” inputs and approximate carrying value.

The Company has operations in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of November 30, 2011 as follows:

		Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance as of
	Instruments	Inputs	Inputs	November 30,
	(Level 1)	(Level 2)	(Level 3)	2011
Assets:
Cash and cash equivalents	$54,123	$–	$–	$54,123

Total assets measured at fair value	$54,123	$–	$–	$54,123

Management believes that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

k)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Investment

On October 25, 2011, the Company incorporated Karasu Texada Madencilik Limited Sti. (“Karasu Holdco”), a limited company, under the provisions of the Turkish Commercial Code of the Republic of Turkey, for the purposes of holding the license related to the Karasu property (Note 4). At November 30, 2011, the Company owns a 50% interest in Karasu. The investment is accounted for using the equity method of accounting as the Company’s 50% interest represents significant influence.

	Year Ended
	November 30, 2011
	Ownership	Net Book Value
	Interest	$
Beginning of year	–	–
Costs incurred to acquire interest	50%	8,132
Equity losses in Karasu	–	–
End of year	50%	8,132

4.	Mineral Properties

a)

Pursuant to an agreement dated November 2, 2001, the Company acquired a 100% interest in eight mineral claims located in the Whitehorse Mining District, Yukon Territory, Canada known as the Peek claims for $2,500. The property is being held in trust for the Company by a third party.

b)

During 2011, the Company entered into an earn in agreement (the “Earn In Agreement”) in negotiating a mineral property option agreement with Anadolun Madencilik Ltd. Sti, (“Anadolun”). Pursuant to the Earn In Agreement, the Company and the vendor formed a limited company incorporated under the laws of the Republic of Turkey, Karasu Texada Madencilik Limited (the “Karasu Holdco”), which is equally owned by the Company and the vendor (see Note 3). The Company is responsible for the costs to establish, administer and operate the Karasu Holdco. During 2011 the Company paid the vendor a $200,000 deposit, secured by a promissory note bearing interest at 5% per annum, and as of November 30, 2011 the mineral property option transaction was not closed. Subsequent to the 2011 fiscal year end (see Note 16) the Company and vendor closed the Earn In Agreement in conjunction with the Lease Agreement described below. The vendor is to lease its interest in the rare earth metals project located in Sakarya Province, Turkey (the “Karasu Property”) to the Karasu Holdco, and the Company, the vendor and Karasu Holdco closed a Lease and Operating Agreement (the “Lease Agreement”) on January 5, 2012. The Lease Agreement provides for the exploration, development, mining and mineral exploitation of the Karasu Property for twenty years and for so long thereafter as Karasu Holdco shall (i) in each year as may be required by law, perform an amount of work on or with respect to the Karasu Property reasonably expected to satisfy the annual assessment work requirement, pay claim maintenance fees; and (ii) implement a work program.

Under the terms of the Earn In Agreement and the Lease Agreement which closed on January 5, 2012, the Company has the option to earn a 95% royalty interest in the Karasu Property (the “Karasu Royalty Interest”). The Karasu Royalty Interest is calculated as the net value of minerals sold or extracted less costs of mining, weighing, sampling, assaying, analysis, sales brokerage, transportation and taxes. The Company has the option to earn the 95% Karasu Royalty Interest in consideration for all of the following:

		(a)	Paying $1,000,000 to the vendor:

$250,000 within 30 days of the Closing Date ($200,000 paid as of November 30, 2011);
$250,000 on or before the second anniversary date of the Closing Date; and
$500,000 on or before the third anniversary date of the Closing Date.

		(b)	Issuing 6,000,000 common shares to the vendor:

2,000,000 common shares within 10 days of the Closing Date;
2,000,000 common shares on or before the second anniversary date of the Closing Date; and
2,000,000 common shares on or before the third anniversary date of the Closing Date.

		(c)	Funding exploration expenditures of $1,000,000 on the Karasu Property:

$250,000 on or before the first anniversary date of the Closing Date;
$250,000 on or before the second anniversary date of the Closing Date; and
$500,000 on or before the third anniversary date of the Closing Date.

5.	Accrued Liabilities

Accrued liabilities consist of accrued interest of $Nil (2010 - $180,092) on the convertible debentures and promissory notes payable.

6.	Related Party Transactions

a)

On September 12, 2008, Company entered into an engagement letter (see Note 14) with the Chief Executive Officer (“CEO”) who later resigned on November 30, 2010. Pursuant to the agreement, the Company incurred $Nil (2010 - $13,179) in consulting fees to a company owned and controlled by the former CEO during the year ended November 30, 2011. On October 20, 2010, the Company negotiated a settlement agreement with the former CEO. Pursuant to the agreement, the Company settled the amount owing to the former CEO by issuing 92,827 shares of the Company’s common stock with a fair value of $4,641 on January 24, 2011 (see Note 10(f)). The Company recognized a $3,811 gain on the settlement of this debt in other income.

	b)	As at November 30, 2011, accounts payable includes $3,125 (2010 - $3,125) owing to a former director for expenses incurred on the Company’s behalf.

c)

During the year ended November 30, 2011, the Company incurred $Nil (2010 - $12,000) in consulting fees to a Director of the Company. As at November 30, 2011, $20,000 in consulting fees and $14,424 of expenditures incurred on behalf of the Company are owed to this Director. On October 14, 2010, the Company entered into a settlement agreement with this Director. Pursuant to the agreement, the Company settled $36,000 by issuing 180,000 shares of the Company’s common stock with a fair value of $9,000 on November 2, 2010. This Director is also a significant shareholder of the Company and accordingly the settlement agreement is accounted for as a related party debt settlement and is recorded as a capital transaction in the Statement of Stockholders’ Deficit (see Note 10(b)).

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

c)

On March 25, 2009, the Company entered into a promissory note with a third party for $25,000, which is unsecured, and bears interest at 5% per annum. Interest and principal are due on demand. On October 29, 2010, the Company negotiated a debt settlement agreement with the holder of the promissory note. It was negotiated for interest to cease accruing on October 1, 2010. The Company negotiated to settle the $25,000 promissory note and $1,901 accrued interest by issuing 134,503 shares of the Company’s common stock with a fair value of $6,725 on January 4, 2011 (see Note 10(d)).

d)

On December 19, 2008, the Company entered into a promissory note with a third party for $50,000, which is unsecured, due on demand and bears interest at 5% per annum. Interest and principal are due on demand. On October 29, 2010, the Company negotiated a debt settlement agreement with the holder of the promissory note. It was negotiated for interest to cease accruing on October 1, 2010. The Company negotiated to settle the $50,000 promissory note and $4,459 accrued interest by issuing 272,295 shares of the Company’s common stock with a fair value of $13,615 on January 4, 2011 (see Note 10(d)).

e)

On October 27, 2008, the Company entered into a promissory note with a third party for $140,000, which is unsecured, due on demand and bears interest at 5% per annum. Interest and principal are due on demand. On October 29, 2010, the Company negotiated a debt settlement agreement with the holder of the promissory note. It was negotiated for interest to cease accruing on October 1, 2010. The Company negotiated to settle the $140,000 promissory note and $13,501 accrued interest by issuing 767,507 shares of the Company’s common stock with a fair value of $38,375 on January 4, 2011 (see Note 10(d)).

7.	Promissory Notes Payable (continued)

f)

On February 15, 2007, the Company entered into a promissory note with a third party for $50,000, which is unsecured, due on demand and bears interest at 8% per annum. Interest is payable annually due on or before February 14th of each year. On October 29, 2010, the Company negotiated a debt settlement agreement with the holder of the promissory note. It was negotiated for interest to cease accruing on October 1, 2010. The Company negotiated to settle the $50,000 promissory note and $14,509 accrued interest by issuing 322,548 shares of the Company’s common stock with a fair value of $16,127 on January 4, 2011 (see Note 10(d)).

g)

On November 20, 2006, the Company entered into a promissory note with a third party for $100,000, which is unsecured, due on demand and bears interest at 8% per annum. On September 8, 2011, the Company negotiated a debt settlement agreement with the holder of the note. The Company negotiated to settle the $100,000 promissory note and $37,984 accrued interest by issuing 689,918 shares of the Company’s common stock with a fair value of $55,193 on September 29, 2011 (see Note 10(h)).

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

On September 28, 2011, the Company entered into another amendment to the convertible debenture to extend the maturity date of the note from June 30, 2011, to December 31, 2011. On November 25, 2011, the Company negotiated to settle a debt settlement agreement with the holder of the convertible note. It was negotiated for interest to cease accruing on October 31, 2011. Pursuant to the agreement, the Company agreed to settle the $200,000 convertible note and $72,143 accrued interest by issuing 1,360,715 shares of the Company’s common stock with a fair value of $340,179 on November 30, 2011 (see Note 10(k)).

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

8.	Convertible Debentures (continued)

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

On October 29, 2010, the Company negotiated to settle a debt settlement agreement with the holder of the convertible note. It was negotiated for interest to cease accruing on October 1, 2010. Pursuant to the agreement, the Company agreed to settle the $110,000 convertible note and $24,052 accrued interest by issuing 670,262 shares of the Company’s common stock with a fair value of $33,513 on January 4, 2011 (see Note 10(e)).

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

On September 8, 2011, the Company entered into a debt settlement agreement with the holder of the note. The Company negotiated to settle the $150,000 convertible note and $40,582 accrued interest by issuing 952,910 shares of the Company’s common stock with a fair value of $76,233 on September 29, 2011 (see Note 10(i)).

d)

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

8.	Convertible Debentures (continued)

On October 14, 2010, the Company entered into a settlement agreement with the convertible note holder. Pursuant to the settlement agreement, the Company settled the $125,000 convertible note and $33,130 accrued interest by issuing 790,651 shares of the Company’ common stock with a fair value of $39,532 on November 2, 2010 (see Note 10(a)). The Company recognized a $118,598 gain on the settlement of this debt in other income.

9.	Loan Receivable

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

During the year ended November 30, 2011, payments of $41,647 were recovered and recorded as a recovery in other income.

10.	Common Stock

a)

On November 2, 2010, the Company issued 790,651 shares of the Company’s common stock with a fair value of $0.05 per share to settle a $125,000 convertible debenture and $33,130 accrued interest and a gain of $118,597 was recognized in other income on debt settlement.

	b)	On November 2, 2010, the Company issued 180,000 shares of the Company’s common stock to settle $36,000 of consulting fees owed to a Director (see Note 6(d)).

c)

On November 2, 2010, the Company issued 100,000 shares of the Company’s common stock with a fair value of $5,000 to settle $20,000 of fees owed to a consultant and a gain of $15,000 was recognized in other income on debt settlement.

d)

On January 4, 2011, the Company issued 1,496,853 common shares at $0.20 per share to settle promissory notes of $265,000 and accrued interest of $34,371 (see Note 7(c) to (f)). The shares had a fair market value of $0.05 per share and $224,528 was recognized as a gain on settlement of debt in other income.

e)

On January 4, 2011, the Company issued 670,262 common shares at $0.20 per share to settle a convertible debenture of $110,000 and accrued interest of $24,052 (see Note 8(b)). The shares had a fair market value of $0.05 per share and $100,539 was recognized as a gain on settlement of debt in other income.

f)

On January 4, 2011, the Company issued 92,827 shares of common shares with a fair market value of $0.05 per share to settle a debt of $8,452 and a gain on debt settlement of $3,811 was recognized in other income (see Note 6(a)).

g)

On July 19, 2011, the Company issued 2,250,000 units at $0.10 per unit for total proceeds of $225,000. Each unit consists of one share of common stock and one common share purchase warrant. Each warrant is exercisable to acquire one share of common stock at an exercise price of $0.25 per warrant share for a period of two years.

h)

On September 13, 2011, the Company issued 689,918 common shares at $0.20 per share to settle a promissory note payable of $100,000 and accrued interest of $37,984 (see Note 7(g)). The shares had a fair market value of $0.08 per share and $82,791 was recognized as a gain on settlement of debt in other income.

i)

On September 13, 2011, the Company issued 952,910 common shares at $0.20 per share to settle a convertible debenture of $150,000 and accrued interest of $40,582 (see Note 8(c)). The shares had a fair market value of $0.08 per share and $114,349 was recognized as a gain on settlement of debt in other income.

10.	Common Stock

j)

On October 28, 2011, the Company issued 250,000 units at $0.10 per unit for total proceeds of $25,000. Each unit consists of one share of common stock and one common share purchase warrant. Each warrant is exercisable to acquire one share of common stock at an exercise price of $0.25 per warrant share for a period of two years.

k)

On November 30, 2011, the Company issued 1,360,715 common shares at $0.20 per share to settle a convertible debenture of $200,000 and accrued interest of $72,143 (see Note 8(a)). The shares had a fair market value of $0.25 per share and $68,036 was recognized as a loss on settlement of debt in other income.

l)

During the year ended November 30, 2011, the Company received subscriptions for 900,000 units at $0.10 per unit for total proceeds of $90,000. Each unit will consist of one share of common stock and one common share purchase warrant. Each warrant will be exercisable to acquire one share of common stock at an exercise price of $0.25 per share for a period of two years.

11.	Stock Options

Effective November 14, 2011, the Board of Directors of the Company adopted the Company’s 2011 Stock Option Plan (the “2011 Plan”). A total of 5,000,000 shares of the Company’s common stock are available for issuance under the 2011 Plan.

On November 14, 2011, the Company granted stock options to purchase a total of 3,375,000 shares of common stock to various directors of the Company. The options were granted with an exercise price of $0.20 per share and expire on November 14, 2021. During the year ended November 30, 2011, the Company recognized stock-based compensation of $36,094. The fair value of these stock options was estimated at the date of grant using the Black-Scholes option-pricing model assuming an expected life of 10 years, a risk-free rate of 2.04%, an expected volatility of 370%, and a 0% dividend yield. The weighted average fair value of stock options granted was $0.42 per option.

A summary of the Company’s stock option activity is as follows:
		Weighted	Aggregate
		Average	Intrinsic
	Number of	Exercise Price	Value
	Options	$	$
Outstanding, November 30, 2010	–	–	–
Granted	3,375,000	0.20	742,500
Outstanding, November 30, 2011	3,375,000	0.20	168,750
Exercisable, November 30, 2011	–	–	–

As at November 30, 2011, the weighted average remaining contractual life of the outstanding stock options is 9.96 years.

A summary of the status of the Company’s non vested stock options as of November 30, 2011, and changes during the year ended November 30, 2011 is presented below:

		Weighted Average
		Grant Date
Non-vested stock options	Number of	Fair Value
	Shares	$
Non-vested at December 1, 2010	–	–
Granted	3,375,000	0.42
Vested	–	–
Non-vested at November 30, 2011	3,375,000	0.42

11.	Stock Options (continued)

As at November 30, 2011, there was $1,381,406 of total unrecognized compensation cost related to non vested stock option agreements. The cost is expected to be recognized over a weighted average period of 2.96 years.

12.	Share Purchase Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

	Number of	Exercise
	Warrants	Price
Balance – November 30, 2009 and 2010	–	–
Issued	2,500,000	$0.25
Balance – November 30, 2011	2,500,000	$0.25

13.	Segment Disclosures

The Company operates in one operating segment, which is the acquisition and exploration of oil and gas resources and mineral resources. The Chief Executive Officer is the Company’s Chief Operating Decision Maker (“CODM”) as defined by ASC 280, Segment Report. The CODM allocates resources and assesses the performance of the Company based on the results of operations.

14.	Commitment

On September 12, 2008, the Company entered into an engagement letter with the Company’s former Chief Executive Officer to provide management services in consideration for fees based upon time expended, with a designated portion payable in cash and balance payable in the Company’s common stock at a deemed price of $2.50 per split-adjusted share. Refer to Note 6(a). In February 2010, that agreement was modified to convert non- cash portions of invoice charges through January 2010 into equity at the same price and terms as outside investors in the private placement or if the Company is unsuccessful in a private, shares would be issued with valuation at the then-current market price. On October 14, 2010, The Company negotiated a debt settlement with the former CEO to settle the amounts owing to the former CEO and interest ceased accruing effective October 1, 2010. Pursuant to the agreement, the Company settled the amount owing to the former CEO by issuing 92,827 shares of the Company’s common stock with a fair value of $4,641 on January 4, 2011 (see Note 10(f)). The Company recognized a $3,811 gain on the settlement of this debt in other income.

15.	Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense differs from the amount that would result from applying the U.S federal and state income tax rates to earnings before income taxes. The Company has a net operating loss carryforward of approximately $1,156,245 available to offset taxable income in future years which expire through fiscal 2030. Pursuant to ASC 740, the potential benefit of the net operating loss carryforward has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

15.	Income Taxes (continued)
		November 30,	November 30,
		2011	2010
		$	$
	Income tax recovery at statutory rate	$(90,600)	$15,700
	Accretion on convertible debentures	(300)	(1,600)
	Provision for loan receivable	14,600	18,000
	Stock-based compensation	(12,600)	–
	Valuation allowance change	88,900	(32,100)
	Provision for income taxes	$–	$–

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of deferred income tax assets and liabilities at November 30, 2011 and 2010 are as follows:

	November 30,	November 30,
	2011	2010
	$	$
Net operating loss carryforward	$404,700	$493,600
Valuation allowance	(404,700)	(493,600)
Net deferred income tax asset	$–	$–

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

16.	Subsequent Event

On January 5, 2012, the Company closed the Earn In Agreement and Lease Agreement described in Note 4(b) and issued 2,000,000 shares to the vendor.

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

Through the year ended November 30, 2011, and to the present, we have engaged legal counsel who is experienced and qualified to practice before the Securities and Exchange Commission, to advise management on disclosure matters. Additionally, Company filings with the SEC are reviewed by the Board of Directors, our management, and our legal counsel.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer / Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – “Integrated Framework.” Management, under the supervision and with the participation of the Company’s Chief Executive Officer / Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2011 and concluded that it is ineffective in assuring that the financial reports of the Company are free from material errors or misstatements.

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

The Company had previously noted the need for an expanded Board of Directors and the inclusion of independent directors. The current Board consists of 5 members, 1 of which is independent.

As the Company is a non-accelerated filer, this Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Changes in internal controls over financial reporting

During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except that during the fiscal year ended November 30, 2011, the Company’s Board of Directors accepted the resignation of David Brow from the offices of President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Company and appointed Alastair Neill as a director of the Company and to the offices of President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Company. The resignation of Mr. Brow and appointment of Mr. Neill is not expected to have an adverse effect on the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information with respect to our current directors, executive officers and key employees. The term for each director expires at our next annual meeting or until his or her successor is appointed. The ages of the directors, executive officers and key employees are shown as of November 30, 2011.

Name, Current Office	Principal Occupation	Director/Officer Since	Age
David Brow Director	Business Consultant	November 30, 2010	45
Dr. John Veltheer, Director	Business Consultant	September 26, 2006	46
Alastair Neill, President, Chief Financial Officer, Chief Executive Officer, Treasurer, Secretary, and Director	Business Consultant	November 7, 2011	57
James MacPherson, Chief Environmental Officer and Director	Professional Engineer	November 7, 2011	47
Markus Pekeler, Director	Business Consultant	November 7, 2011	51

Alastair Neill, President, Chief Financial Officer, Chief Executive Officer, Treasurer, Secretary, and Director

Mr. Neill was appointed to the Board of Directors of the Company and appointed to the offices of President, Chief Financial Officer, Chief Executive Officer, Treasurer, Secretary effective November 7, 2011. Mr. Neill is an international operations expert and business development professional with more than 20 years of experience managing all facets of operations and driving revenue growth. Mr. Neill is a leading expert on rare earth elements. Mr. Neill is currently a director of International Beryllium Corporation (TSX-V:IB), an Executive Vice-President of Dacha Strategic Metals Inc. (TSX-V: DSM) and is the former Vice-President and General Manager of the rare earths division of Neo Material Technologies Inc. (TSX: NEM). Since 2010, Mr. Neill has also been President and Director of Rare Earth Industries, Inc. (TSX-V: RND). Mr. Neill also serves on the Advisory Board of Rare Earth Element World (REE World), an international organization dedicated to providing industry leadership in the rare earths, rare metals and critical metals sectorMr. Neill has over 15 years of experience in the rare earth industry and has relationships with downstream end-users in Korea, Japan, Europe and North American and suppliers in China. Mr. Neill holds a Master of Business Administration from York University and a Bachelor of Engineering in Material Science from the University of Western Ontario.

James MacPherson, Chief Environmental Officer and Director

On November 7, 2011, Mr. MacPherson was appointed to the position of Chief Environmental Officer of the Company and MacPherson was also appointed as a director of the Company. Mr. MacPherson is a registered professional engineer working primarily in the oil and gas industry. Since 1994, Mr. MacPherson has been involved in the design, development and operation of several large oil sands projects in north-eastern Alberta, Canada. The projects have included environmental work in connection with Nexen Inc., Total S.A., Shell, and ConocoPhillips leases in the Alberta oil sands. The design work has ensured that the foregoing projects are compliant with applicable regulations. Mr. MacPherson holds a degree in Environmental Engineering from the University of Montana.

Markus Pekeler, Director

On November 7, 2011, Mr. Pekeler, was appointed as a director of the Company. Mr. Pekeler is a senior corporate communications, brand and marketing consultant. During the preceding 20 years, Mr. Pekeler has served as the head of strategic planning for BBDO Switzerland, Saatchi & Saatchi Central Europe and as CEO of the TBWA Group Switzerland and member of the board of directors of the media company OMD Switzerland. Since 2007, Mr. Pekeler has consulted in connection with several merger and acquisition projects in the engineering and emerging market sector.

David Brow, Director:

Effective November 7, 2011, Mr. Brow resigned from offices of President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Company. Mr. Brow continues to be a director of the Company. Mr. Brow graduated from the University of British Columbia in 1990 with a Bachelor of Arts Degree. Upon graduating, Mr. Brow completed both the Canadian Securities course and the Registered Representative exams for licensing as a securities trader and financial advisor. From June 1995 to May 1996, Mr. Brow consulted to Syncronys Softcorp, a publicly traded manufacturer of computer software, and supervised their Canadian operations. In 1996 Mr. Brow formed Willow Run Software Marketing Inc., a high tech sales and marketing consulting firm that worked with numerous software manufacturers, both public and private. Consulting services provided by Willow Run Software Marketing Inc. included product and market analyses, product launch programs, marketing initiatives and sales strategies. In 1999 Mr. Brow formed another high- tech consulting firm, Point of Presence Marketing Inc. This firm concentrated on the emerging technology sectors and assisted companies with all aspects of the sales, marketing and launch process, including funding issues. Point of Presence Marketing Inc. was purchased by EDventure Capital Inc. in October 2000 where Mr. Brow was a director until April 2002. In May 2002 Mr. Brow was appointed secretary and treasurer of publicly traded Electric Network.com, Inc. and resigned as a director/officer in 2006 upon completion of a successful merger with Solar EnergySources, Inc. During this time, Mr. Brow took a role with Symantec Corp. overseeing the West Region channel business and managed a revenue stream in excess of $300 million. Mr. Brow left Symantec Corp. in November of 2007 and subsequently took a role as VP of Chanel Sales for Acronis, Inc. and then moved to emerging BSM software Manufacturer FireScope, Inc. until May 2010. In 2008, Mr. Brow was appointed President, Secretary and Treasurer of publicly traded Neema, Inc. and worked with them through their merger with Carbon Green, Inc, in fall of 2009. Mr. Brow resigned from Carbon Green, Inc in January 2010. Mr. Brow presently resides in Los Angeles, California where he is the Director of Channel Sales for Lenovo, Inc. managing a $400m channel sales organization.

Dr. John Veltheer, Director:

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

To our knowledge, based solely on our review of the copies of the Section 16(a) reports furnished to us, all Section 16(a) filing requirements applicable to our directors, executive officers and holders of more than 10% of any class of our registered securities were timely complied with during the year ended November 30, 2011, except for the following reports:

Name	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
John Veltheer	2	3	nil
David Brow	1	1	nil
Alastair Neill	1	1	nil
Markus Pekeler	1	1	nil
James Macpherson	1	1	nil
Ted Sharp	1	1	nil

Board Nominations

There have been no changes to the procedures pursuant to which shareholders may nominate directors to the board of directors of the Company.

ITEM 11. EXECUTIVE COMPENSATION.

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

Summary Compensation Table

A summary of cash and other compensation paid to our executive officers and directors for the fiscal years ended November 30, 2011 and 2010 is as follows:

							Nonqualified
						Non-Equity	Deferred
Name				Stock	Option	Incentive Plan	Compensation
and	Year Ending Salary		Bonus	Awards	Awards	Compensation	Earnings	All other
Principal Position	November 30	($)	($)	($)	($)	($)	($)	Comp.	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
David Brow (1)	2011	-	-	-	52,500	-	-	-	-
Director	2010	-	-	-	-	-	-	-	-
Former Chief
Executive Officer,
Chief Financial
Officer, President,
Secretary, Treasurer
and Director
Ted R. Sharp (2)	2011	-	-	-	-	-	-	-	-
Former Chief	2010	-	-	-	-	-	-	$ 13,713	$ 13,713
Executive Officer,
Chief Financial
Officer, President,
Secretary, Treasurer
and Director
Dr. John Veltheer (3)	2011	-	-	-	105,000	-	-	-	-
Former Chief	2010	-	-	-	-	-	-	$12,000	$12,000
Executive Officer,
Chief Financial
Officer, President,
Secretary, Treasurer
and Director
Alastair Neill (4)	2011	-	-	-	420,000	-	-
Chief Executive	2010	-	-	-	-	-	-
Officer, Chief
Financial Officer,
President, Secretary,
Treasurer and
Director
James MacPherson (5)	2011	-	-	-	420,000	-	-
Chief Environmental	2010	-	-	-	-	-	-
Officer and Director

(1)

Mr. Brow was appointed to these positions on November 30, 2010, and resigned the positions of Chief Executive Officer, Chief Financial Office, President, Secretary and Treasurer effective November 7, 2011.

(2)

Mr. Sharp was appointed to these positions on September 12, 2008 and resigned on November 30, 2010. Amounts paid include $nil and $4,762 due in cash and $8,452 and $10,656 of fair value of stock issuable as of November 30, 2010 and 2009, respectively.

(3)	Dr. Veltheer resigned all positions except Director on September 12, 2008.
(4)	Mr. Neill was granted 1,000,000 options to purchase shares of common stock of the Company. The options are valued at $0.42 per option. Please see Note 11 of the financial statements for more details.
(5)

Mr. MacPherson was granted 1,000,000 options to purchase shares of common stock of the Company. The options are valued at $0.42 per option. Please see Note 11 of the financial statements for more details.

Outstanding Equity Awards at Fiscal Year-End
	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or others rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
David Brow Director Former Chief Executive		41,666		0.20	November 14, 2021
Officer, Chief Financial Officer,	-	41,666	-	0.20	November 14, 2021	-	-	-	-
President, Secretary, Treasurer and Director		41,667		0.20	November 14, 2021
Dr. John Veltheer (3) Former Chief		83,333		0.20	November 14, 2021
Executive Officer, Chief Financial Officer,	-	83,333	-	0.20	November 14, 2021	-	-	-	-
President, Secretary, Treasurer and Director		83,334		0.20	November 14, 2021
Alastair Neill Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director	-	333,333 333,333 333,334		0.20 0.20 0.20	November 14, 2021 November 14, 2021 November 14, 2021
James MacPherson Chief Environmental Officer and Director	-	333,333 333,333 333,334		0.20 0.20 0.20	November 14, 2021 November 14, 2021 November 14, 2021

See section titled "Options Granted Under the Plan" below for greater detail on the option grants.

Director Compensation

Other than the granting of options as set out below and above, we did not pay any compensation to Dr. John Veltheer, David Brow, Alastair Neill, Markus Pekeler, and James MacPerson for serving on our board of directors during the year ended November 30, 2011.

Director Compensation
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation earnings ($)	Nonqualified deferred compensation earnings ($)	All other Compensation ($)	Total ($)
Markus Pekeler (i), Director	Nil	Nil	420,000	Nil	Nil	Nil	420,000

(i) On November 14, 2011, Markus Pekeler, a director of the Company was granted an option to purchase 1,000,000 shares of common stock of the Company under the Plan at an exercise price of $0.20 per share, which stock option shall vest based on the following schedule: 333,333 shares of common stock of the Company, 12 months after the date of the grant; 333,333 shares of common stock of the Company, 24 months after the date of the grant; and 333,334 shares of common stock of the Company, 36 months after the date of the grant. The options are valued at $0.42 per option. Please see Note 11 of the financial statements for more details.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information as of March 12, 2012, regarding the ownership of our common stock by:

  each person who is known by us to own more than 5% of our shares of common stock; and

  each named executive officer, each director and all of our directors and executive officers as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 35,127,479 shares of common stock outstanding as of March 12, 2012.

Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. Shares subject to options that are exercisable within 60 days following March 12, 2012, are deemed to be outstanding and beneficially owned by the optionee for the purpose of computing share and percentage ownership of that optionee but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

Officers, Directors and Principal Stockholders

			Number of Shares of
			Common Stock/Common
			Shares Underlying
	Name of Beneficial		Derivative Securities	Percentage of
Title of Class	Owner	Address	Beneficially Owned	Common Shares**
Common Stock	Alastair Neill Director, President, Chief Financial Officer	1201 Dragon Bay Villas Houshayu Shunyi District Beijing, China 101302	4,000,000	11.39%
Common Stock	James MacPherson Director, Chief Environment Officer	18 Aspen Ridge Crescent SW Calgary, Alberta T3H 5J8 Canada	2,000,000	5.69%
Common Stock	David Brow Director Former Chief Executive Officer, Former Chief Financial Officer, Former President, Former Secretary, and Former Treasurer	421 – 9th Street Manhattan Beach, CA 90266	250,000	***
Common Stock	Dr. John Veltheer	1100 Melville St., Suite 830
	Director	Vancouver, British
	Former Chief Executive	Columbia
	Officer, Former Chief	V6E 4A6 Canada
	Financial Officer, Former
	President, Former
	Secretary, and Former
	Treasurer		1,930,000	5.49%
Common Stock	Markus Pekeler	Rainstrasse 39
	Director	8706 Meilen
		Switzerland	2,000,000	5.69%
Common Stock	Total
	Directors and Executive
	Officers as a
	group (5 persons)		10,180,000	28.98%

5% STOCKHOLDERS
			Number of Shares of
			Common Stock/Common
			Shares Underlying
	Name of Beneficial		Derivative Securities	Percentage of
Title of Class	Owner	Address	Beneficially Owned	Common Shares**
Common Stock	Ercan Aygun	Cetin Emec Bulv, 1328 Sok No 6/1 Ovecler Ankara, Turkey	2,000,000	5.69%
*** holds less than 1%

We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in our control.

We are not, to the best of our knowledge, directly or indirectly owned or controlled by another corporation or foreign government.

Securities Authorized for Issuance under Equity Compensation Plans

On November 14, 2011, the board of directors of the Company adopted the Black Sea Metals, Inc. 2011 Stock Option Plan (the “Plan”).

Pursuant to the Plan, options to purchase shares of common stock of the Company may be granted to any person who is performing or who has been engaged to perform services of special importance to management of the Company in the operation, development and growth of the Company. The maximum number of shares with respect to which stock options may be granted under the Plan may not exceed 5,000,000 shares of common stock of the Company. The Plan is administered by the Company’s board of directors or its compensation committee, if any. The Plan expires upon the earlier of its termination by the board of directors of the Company or the date on which all of the shares of stock available for issuance under the Plan have been issued and all restrictions on such shares under the terms of the Plan and the agreements evidencing options granted under the Plan have lapsed and no option shall be exercisable more than ten years after the date of grant.

The Plan permits the Company to grant incentive stock options (“Incentive Stock Options”) and non-qualified incentive stock options (“Nonstatutory Stock Options”). Each stock option grant is required to be evidenced by a stock option agreement, which shall be subject to the applicable provisions of the Plan. With respect to the grant of any Incentive Stock Options, the Plan shall be approved by shareholders of the Company within twelve (12) months of the date of adoption of the Plan by the board of directors of the Company. Any Incentive Stock Options granted prior to shareholder ratification of the Plan shall be deemed Nonstatutory Stock Options; provided, however, that if the Plan is not ratified within twelve (12) months of adoption, no Incentive Stock Options shall be granted until ratified by the shareholders of the Company.

The foregoing description of the Plan is qualified in its entirety by reference to the full text of the Plan, a copy of which is filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 17, 2011.

Options Granted Under the Plan:

On November 14, 2011, Alastair, S. Neill, the president, chief executive officer, chief financial officer, secretary, treasurer and a director of the Company was granted an option to purchase 1,000,000 shares of common stock of the Company under the Plan at an exercise price of $0.20 per share, which stock option shall vest based on the following schedule: 333,333 shares of common stock of the Company, 12 months after the date of the grant; 333,333 shares of common stock of the Company, 24 months after the date of the grant; and 333,334 shares of common stock of the Company, 36 months after the date of the grant.

On November 14, 2011, James MacPherson, chief environmental officer and a director of the Company was granted an option to purchase 1,000,000 shares of common stock of the Company under the Plan at an exercise price of $0.20 per share, which stock option shall vest based on the following schedule: 333,333 shares of common stock of the Company, 12 months after the date of the grant; 333,333 shares of common stock of the Company, 24 months after the date of the grant; and 333,334 shares of common stock of the Company, 36 months after the date of the grant.

On November 14, 2011, Markus Pekeler, a director of the Company was granted an option to purchase 1,000,000 shares of common stock of the Company under the Plan at an exercise price of $0.20 per share, which stock option shall vest based on the following schedule: 333,333 shares of common stock of the Company, 12 months after the date of the grant; 333,333 shares of common stock of the Company, 24 months after the date of the grant; and 333,334 shares of common stock of the Company, 36 months after the date of the grant.

On November 14, 2011, David Brow, a director of the Company was granted an option to purchase 125,000 shares of common stock of the Company under the Plan at an exercise price of $0.20 per share, which stock option shall vest based on the following schedule: 41,666 shares of common stock of the Company, 12 months after the date of the grant; 41,666 shares of common stock of the Company, 24 months after the date of the grant; and 41,667 shares of common stock of the Company, 36 months after the date of the grant.

On November 14, 2011, John Veltheer, a director of the Company was granted an option to purchase 250,000 shares of common stock of the Company under the Plan at an exercise price of $0.20 per share, which stock option shall vest based on the following schedule: 83,333 shares of common stock of the Company, 12 months after the date of the grant; 83,333 shares of common stock of the Company, 24 months after the date of the grant; and 83,334 shares of common stock of the Company, 36 months after the date of the grant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

During the year ended November 30, 2011, the Company incurred $nil (2010 - $12,000) in consulting fees to Dr. John Veltheer, a director and the former President of the Company. As at November 30, 2011, $20,000 (2010 - $20,000) in consulting fees are owed to Dr. Veltheer.

As at November 30, 2011, accounts payable includes $3,125 (2010 - $3,125) owing to a former director for expenses incurred on the Company’s behalf.

Director Independence

Markus Pekeler is the sole independent director on the Board of Directors of the Company based on the standards set out in the NYSE Amex LLC Company Guide

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual financial statements for the periods from November 30, 2010 to November 30, 2011 and from November 30, 2009 to November 30, 2010 and reviews of the consolidated financial statements included in the Company’s Forms 10-Q for the periods from November 30, 2010 to November 30, 2011 and from November 30, 2009 to November 30, 2010, were $29,750 and $19,250, respectively.

Audit-Related Fees

The aggregate fees billed by the Company's auditors for any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees” above for the periods November 30, 2010 to November 30, 2011 and from November 30, 2009 to November 30, 2010, were $nil and $nil, respectively.

Tax Fees

The aggregate fees billed by the Company’s auditors for professional services for tax compliance, tax advice, and tax planning for the periods from November 30, 2010 to November 30, 2011 and from November 30, 2009 to November 30, 2010, were $nil and $nil, respectively.

All Other Fees

The aggregate fees billed by the Company’s auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, for the periods from November 30, 2010 to November 30, 2011 and from November 30, 2009 to November 30, 2010, were $nil and $nil, respectively.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT	DESCRIPTION

3.1	Articles of Incorporation(1)

3.2	Bylaws, as amended(1)

3.3	Articles of Incorporation, as amended(2)

3.4	Articles of Incorporation, as amended (15)

4.1	Form of Share Certificate(1)

10.1	Mineral Claim Purchase Agreement, dated November 2, 2001, between Glen MacDonald and Texada Ventures Inc.(1)

10.2	Loan Agreement, dated October 18, 2006, between Dr. John Veltheer and Texada Ventures Inc.(3)

10.3	Letter Agreement, dated November 9, 2006, between Texada Ventures Inc. and Link Investment Holdings, S.A.(4)

10.4	Promissory Note issued by Texada Ventures Inc. to IFG Trust Services, Inc. on February 15, 2007(7)

10.5	Term Sheet Agreement, dated March 21, 2007, between Texada Ventures Inc. and Anglo Energy Refining Corp.(8)

10.6	Assignment Agreement, dated April 5, 2007, between Texada Ventures Inc. and Anglo Energy Refining Corp.(9)

10.7	Loan Extension Agreement, dated November 8, 2007, between Texada Ventures Inc. and Dr. John Veltheer(10)

10.8	Assignment Agreement, effective November 8, 2007, between Texada Ventures Inc. and Anglo Energy Refining Corp.(10)

10.9	Engagement Letter agreement, dated September 12, 2008, between Texada Ventures Inc. and Sharp Executive Associates, Inc. (12)

10.10	Letter Agreement dated August 25, 2009, between Texada and Royalty Exploration LLC (13)

10.11	Promissory Note issued by Texada Ventures Inc. to IFG Trust Services, Inc. on October 27, 2008(14)

10.12	Promissory Note issued by Texada Ventures Inc. to IFG Trust Services, Inc. on December 19, 2008(14)

10.13	Promissory Note issued by Texada Ventures Inc. to IFG Trust Services, Inc. on March 25, 2009(14)

10.14	Promissory Note issued by Texada Ventures Inc. to IFG Trust Services, Inc. on February 15, 2010(14)

10.15	Promissory Note issued by Texada Ventures Inc. to IFG Trust Services, Inc. on March 30, 2010(14)

10.16	Anadolun Term Sheet (16)

10.17	Loan Agreement between Anadolun and Texada Ventures Inc. (16)

10.18	Form of 5% Promissory Note (16)

10.19	Amending Agreement to the Anadolun Term Sheet (17)

10.20	Earn in Agreement between Anadolun and Texada Ventures Inc. (18)

10.21	Black Sea Metals, Inc. 2011Stock Option Plan (19)

10.22	Amendment No. 1 to the Earn in Agreement between Black Sea Metals, Inc. and Anadolun (20)

10.23	Lease and Operating Agreement among Black Sea Metas, Inc., Anadolun and Karasu Texada Madencilik Limited Sti. (20)

14.1	Code of Ethics(5)

16.1	Letter from Telford Sadovnick, P.L.L.C. regarding change in certifying accountant(11)

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT	DESCRIPTION

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Share Purchase Agreement, dated September 25, 2006, between Marc Branson and Dr. John Veltheer (6)

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on April 15, 2003, as amended.

(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 21, 2006.

(3)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on October 20, 2006.

(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 11, 2006

(5)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on March 9, 2006.

(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 29, 2006

(7)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on February 28, 2007

(8)	Filed with the SEC as an exhibit to our Current Report on 8-K filed on March 23, 2007

(9)	Filed with the SEC as an exhibit to our Current Report on 8-K filed on April 11, 2007

(10)	Filed with the SEC as an exhibit to our Current Report on 8-K filed on November 13, 2007

(11)	Filed with the SEC as an exhibit to our Current Report on 8-K filed on March 5, 2007

(12)	Filed with the SEC as an exhibit to our Current Report on 8-K filed on September 14, 2008

(13)	Filed with the SEC as an exhibit to our Current Report on 8-K filed on September 1, 2009

(14)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed on July 15, 2010.

(15)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 7, 2011

(16)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on May 25, 2011

(17)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on July 6, 2011

(18)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 15, 2011

(19)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 17, 2011

(20)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 5, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK SEA METALS, INC.

Date: March 14, 2012	/s/ Alastair Neill
Alastair, Chief Executive Officer,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alastair Neill	Director	March 14, 2012
Alastair Neill	(Principal Executive Officer and Principal Financial Officer)

/s/ John Veltheer	Director	March 14, 2012
Dr. John Veltheer

/s/ David Brow	Director	March 14, 2012
David Brow

/s/ James MacPherson	Director	March 14, 2012
James MacPherson

/s/ Markus Pekeler	Director	March 14, 2012
Markus Pekeler