Form 10-Q
period 2012-02-29
Black Sea Metals, Inc.
filed 2012-04-16
CIK 1174907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number:000-51563

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

Yes [   ]     No [X]

Number of shares of issuer’s common stock outstanding as of April 16, 2012: 35,127,478

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended February 29, 2012 are not necessarily indicative of the results that can be expected for the year ending November 30, 2012.

As used in this Quarterly Report on Form 10-Q, the terms "we", "us", "our", “the Company”, “Texada” mean Black Sea Metals, Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report on Form 10-Q are in U.S. dollars unless otherwise stated.

Black Sea Metals Inc.
(An Exploration Stage Company)

February 29, 2012

Black Sea Metals Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	February 29,	November 30,
	2012	2011
	(unaudited)

ASSETS

Current Assets

Cash	$400	$54,123

Total Current Assets	400	54,123
Deposit on mineral property option	–	200,000
Investment	–	8,132
Mineral property option (Note 3(b))	770,000	–

Total Assets	$770,400	$262,255

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable (Notes 4(a))	$177,868	$168,221
Accrued liabilities	26,914	5,208
Due to related parties (Notes 4(b))	35,244	34,424
Promissory notes payable (Note 5)	87,500	87,500

Total Current Liabilities	327,526	295,353

Nature of Operations and Continuance of Business (Note 1)
Subsequent event (Note 12)

Stockholders’ Equity (Deficit)

Preferred stock, 100,000,000 shares authorized, $0.001 par value; None issued and outstanding	–	–

Common stock, 200,000,000 shares authorized, $0.001 par value; 35,127,478 shares issued and outstanding (November 30, 2011 – 33,127,479 shares) (Note 8)	35,127	33,127

Additional paid-in capital	2,007,065	1,272,502

Common stock subscribed	90,000	90,000

Deficit accumulated during the exploration stage	(1,689,318)	(1,428,727)

Total Stockholders’ Equity (Deficit)	442,874	(33,098)

Total Liabilities and Stockholders’ Equity (Deficit)	$770,400	$262,255

(The accompanying notes are an integral part of these financial statements)

Black Sea Metals Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Accumulated from	For the Three	For The Three
	October 17, 2001	Months	Months
	(Date of Inception)	Ended	Ended
	to February 29,	February 29,	February 28,
	2012	2012	2011

Revenue	$–	$–	$–

Operating Expenses

Amortization	798	–	–
Consulting	486,627	219,543	3,000
Exploration costs	20,091	–	–
General and administrative	829,296	36,935	33,102
Loss on foreign exchange	11,682	4,113	3,630
Mineral property exploration	3,747	–	–

Total Operating Expenses	1,352,241	260,591	39,732

Loss from Operations	(1,352,241)	(260,591)	(39,732)

Other Income (Expense)

Accretion of discount on convertible debentures	(234,000)	–	(715)
Interest income	4,022	–	–
Interest on convertible debentures	(169,912)	–	(6,896)
Interest on promissory notes	(72,353)	–	(1,973)
Interest on related party loans	(8,500)	–	–
Gain on settlement of debt	597,538	–	328,877
Loss on disposal of equipment	(2,075)	–	–
Loss on write down of note receivable	(86,797)	–	–
Loss on write down of oil and gas deposit	(365,000)	–	–
Recovery for loan receivable	–	–	13,881

Total Other Income (Expense)	(337,077)	–	333,174

Net (Loss) Income	$(1,689,318)	$(260,591)	$293,442

Net (Loss) Income Per Share – Basic and Diluted		$(0.01)	$0.01

Weighted Average Shares Outstanding		34,336,270	25,464,436

(The accompanying notes are an integral part of these financial statements)

Black Sea Metals Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Accumulated from	For the	For the
	October 17, 2001	Three Months	Three Months
	(Date of Inception)	Ended	Ended
	to February 29,	February 29,	February 28,
	2012	2012	2011

Operating Activities

Net (loss) income	$(1,689,318)	$(260,591)	$293,442

Adjustments to reconcile net loss (income) to net cash used in operating activities:
Accretion of convertible debt discount	234,000	–	715
Amortization	798	–	–
Gain on settlement of debt	(597,538)	–	(328,877)
Loss on disposal of equipment	2,075	–	–
Provision for loan receivable	–	–	(13,881)
Stock-based compensation	252,657	216,563	–
Write-off of oil and gas deposit	365,000	–	–

Changes in operating assets and liabilities:
Cheques issued in excess of funds on deposit	–	–	219
Note receivable	(9,876)	–	–
Accounts payable and accrued liabilities	476,989	31,353	31,145
Due to related parties	85,586	820	636

Net Cash Used in Operating Activities	(879,627)	(11,855)	(16,601)

Investing Activities
Mineral property option payments	(250,000)	(50,000)	–
Acquisition of oil and gas interests	(365,000)	–	–
Repayment of note receivable	–	–	13,881
Investment	–	8,132	–
Purchase of equipment	(2,873)	–	–

Net Cash (Used In) Provided by Investing Activities	(617,873)	(41,868)	13,881

Financing Activities
Proceeds from common stock subscribed	90,000	–	–
Advances from related party loan	50,000	–	–
Repayment of related party loan	(50,000)	–	–
Proceeds from convertible debentures	585,000	–	–
Proceeds from promissory notes payable	452,500	–	–
Proceeds from issuance of common stock	370,400	–	–

Net Cash Provided by Financing Activities	1,497,900	–	–

Increase (Decrease) in Cash	400	(53,723)	(2,720)

Cash - Beginning of Period	–	54,123	2,720

Cash - End of Period	$400	$400	$–

Supplemental Disclosures
Interest paid	$8,500	$–	$–
Income taxes paid	$–	$–	$–

Non-cash Investing and Financing Activities
Shares issued to settle debt	$638,134	$–	$112,997
Shares issued for mineral property option	$520,000	$520,000	$–

(The accompanying notes are an integral part of these financial statements)

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 29, 2012, the Company has a working capital deficit of $327,126 and has accumulated losses of $1,689,318 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As at February 29, 2012, management anticipates that the minimum cash requirements to fund its proposed exploration program and continued operations for the next twelve months will be $670,000. Accordingly, the Company does not have sufficient funds to meet planned expenditures over the next twelve months, and will need to seek additional debt or equity financing to meet its planned expenditures. There is no assurance that the Company will be able to raise sufficient cash to fund its future exploration programs and operational expenditures.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is November 30.

	b)	Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended November 30, 2011, included in the Company’s Annual Report on Form 10-K filed on March 14, 2012 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at February 29, 2012, and the results of its operations and cash flows for the fiscal periods ended February 29, 2012 and 2011. The results of operations for the three months ended February 29, 2012, are not necessarily indicative of the results to be expected for future quarters or the full year.

	c)	Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to its investment in mineral claims and options, the valuation of note receivable, stock-based compensation, and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

2.	Summary of Significant Accounting Policies (continued)

	d)	Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at February 29, 2012, the Company has 5,875,000 potentially dilutive securities outstanding. At February 29, 2012 and 2011, the effect of the Company’s outstanding common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

	e)	Mineral Property Costs

The Company is engaged in the acquisition, exploration and development of mineral properties. Mineral property exploration costs are expensed as incurred. Mineral prospecting licenses and mineral property acquisition costs are initially capitalized. The Company assesses the carrying costs for impairment under ASC 360, Property, Plant and Equipment at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated useful life of the probably reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations. In the event that a mineral property is acquired through the issuance of the Company’s shares, the mineral property will be recorded at the fair value of the respective property or the fair value of common shares, whichever is more readily determinable.

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

Our financial instruments consist principally of cash, accounts payable, amounts due to related parties, and promissory notes payable. Pursuant to ASC 820, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The fair value of the convertible debentures is initially determined using “Level 2” inputs and approximate carrying value.

The Company has operations in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of February 29, 2012, as follows:

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance as of
	Instruments	Inputs	Inputs	February 29,
	(Level 1)	(Level 2)	(Level 3)	2012

Assets:
Cash and cash equivalents	$400	$–	$–	$400

Total assets measured at fair value	$400	$–	$–	$400

Management believes that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

j)	Foreign Currency Translation

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

2.	Summary of Significant Accounting Policies (continued)

	k)	Income Taxes

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

b)

During 2011, the Company entered into an earn in agreement (the “Earn In Agreement”) in negotiating a mineral property option agreement with a vendor. Pursuant to the Earn In Agreement, the Company and the vendor formed a limited company incorporated under the laws of the Republic of Turkey, Karasu Texada Madencilik Limited (the “Karasu Holdco”), which is equally owned by the Company and the vendor. The Company is responsible for the costs to establish, administer and operate the Karasu Holdco. During 2011, the Company paid the vendor a $200,000 deposit, secured by a promissory note bearing interest at 5% per annum. On January 5, 2012, the Company and vendor closed the Earn In Agreement in conjunction with the Lease Agreement described below. The vendor is to lease its interest in the rare earth metals project located in Sakarya Province, Turkey (the “Karasu Property”) to the Karasu Holdco, and the Company, the vendor and Karasu Holdco entered into a Lease and Operating Agreement (the “Lease Agreement”) on January 5, 2012. The Lease Agreement provides for the exploration, development, mining and mineral exploitation of the Karasu Property for twenty years and for so long thereafter as Karasu Holdco shall (i) in each year as may be required by law, perform an amount of work on or with respect to the Karasu Property reasonably expected to satisfy the annual assessment work requirement, pay claim maintenance fees; and (ii) implement a work program.

          Under the terms of the Earn In Agreement and the Lease Agreement which closed on January 5, 2012, the Company has the option to earn a 95% royalty interest in the Karasu Property (the “Karasu Royalty Interest”). The Karasu Royalty Interest is calculated as the net value of minerals sold or extracted less costs of mining, weighing, sampling, assaying, analysis, sales brokerage, transportation and taxes. The Company has the option to earn the 95% Karasu Royalty Interest in consideration for all of the following:

(a)	Paying $1,000,000 to the vendor:

	•	$250,000 within 30 days of the Closing Date (paid);
	•	$250,000 on or before the second anniversary date of the Closing Date; and
	•	$500,000 on or before the third anniversary date of the Closing Date.

(b)	Issuing 6,000,000 common shares to the vendor:

	•	2,000,000 common shares within 10 days of the Closing Date (issued);
	•	2,000,000 common shares on or before the second anniversary date of the Closing Date; and
	•	2,000,000 common shares on or before the third anniversary date of the Closing Date.

(c)	Funding exploration expenditures of $1,000,000 on the Property:

	•	$250,000 on or before the first anniversary date of the Closing Date;
	•	$250,000 on or before the second anniversary date of the Closing Date; and
	•	$500,000 on or before the third anniversary date of the Closing Date.

4.	Related Party Transactions

	a)	As at February 29, 2012, accounts payable includes $3,125 (November 30, 2011 - $3,125) owing to a former director for expenses incurred on the Company’s behalf.

b)

As at February 29, 2012, the Company is indebted to a Director of the Company for $20,000 (November 30, 2011 - $20,000) in consulting fees and $15,244 (November 30, 2011 - $14,424) of expenditures incurred on behalf of the Company. The amounts are unsecured, non-interest bearing and due on demand.

c)

The Company neither owns nor leases any real or personal property. The Chief Financial Officer provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.

5.	Promissory Notes Payable

	a)	On March 30, 2010, the Company entered into a promissory note with a third party for $60,000, which is unsecured, non interest bearing and due on demand.

	b)	On February 15, 2010, the Company entered into a promissory note with a third party for $27,500, which is unsecured, non interest bearing and due on demand.

c)

On March 25, 2009, the Company entered into a promissory note with a third party for $25,000, which is unsecured, and bears interest at 5% per annum. Interest and principal are due on demand. On October 29, 2010, the Company negotiated a debt settlement agreement with the holder of the promissory note. It was negotiated for interest to cease accruing on October 1, 2010. The Company negotiated to settle the $25,000 promissory note and $1,901 accrued interest by issuing 134,503 shares of the Company’s common stock with a fair value of $6,725 on January 4, 2011.

d)

On December 19, 2008, the Company entered into a promissory note with a third party for $50,000, which is unsecured, due on demand and bears interest at 5% per annum. Interest and principal are due on demand. On October 29, 2010, the Company negotiated a debt settlement agreement with the holder of the promissory note. It was negotiated for interest to cease accruing on October 1, 2010. The Company negotiated to settle the $50,000 promissory note and $4,459 accrued interest by issuing 272,295 shares of the Company’s common stock with a fair value of $13,615 on January 4, 2011.

e)

On October 27, 2008, the Company entered into a promissory note with a third party for $140,000, which is unsecured, due on demand and bears interest at 5% per annum. Interest and principal are due on demand. On October 29, 2010, the Company negotiated a debt settlement agreement with the holder of the promissory note. It was negotiated for interest to cease accruing on October 1, 2010. The Company negotiated to settle the $140,000 promissory note and $13,501 accrued interest by issuing 767,507 shares of the Company’s common stock with a fair value of $38,375 on January 4, 2011.

f)

On February 15, 2007, the Company entered into a promissory note with a third party for $50,000, which is unsecured, due on demand and bears interest at 8% per annum. Interest is payable annually due on or before February 14th of each year. On October 29, 2010, the Company negotiated a debt settlement agreement with the holder of the promissory note. It was negotiated for interest to cease accruing on October 1, 2010. The Company negotiated to settle the $50,000 promissory note and $14,509 accrued interest by issuing 322,548 shares of the Company’s common stock with a fair value of $16,127 on January 4, 2011.

g)

On November 20, 2006, the Company entered into a promissory note with a third party for $100,000, which is unsecured, due on demand and bears interest at 8% per annum. On September 8, 2011, the Company negotiated a debt settlement agreement with the holder of the note. The Company negotiated to settle the $100,000 promissory note and $37,984 accrued interest by issuing 689,918 shares of the Company’s common stock with a fair value of $55,193 on September 29, 2011.

6.	Convertible Debentures

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

On October 29, 2010, the Company negotiated to settle a debt settlement agreement with the holder of the convertible note. It was negotiated for interest to cease accruing on October 1, 2010. Pursuant to the agreement, the Company agreed to settle the $110,000 convertible note and $24,052 accrued interest by issuing 670,262 shares of the Company’s common stock with a fair value of $33,513 on January 4, 2011.

6.	Convertible Debentures (continued)

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

7.	Loan Receivable

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

During the three month period ended February 29, 2012, payments of $Nil (2011 - $13,881) were recovered and recorded as a recovery in other income.

8.	Common Stock

	a)	On January 5, 2012, the Company issued 2,000,000 shares of common stock at a fair value of $0.26 per share pursuant to the Earn In Agreement and Lease Agreement described in Note 3(b).

b)

At February 29, 2012, the Company received subscriptions for 900,000 units at $0.10 per unit for total proceeds of $90,000. Each unit will consist of one share of common stock and one common share purchase warrant. Each warrant will be exercisable to acquire one share of common stock at an exercise price of $0.25 per share for a period of two years.

9.	Stock Options

Effective November 14, 2011, the Board of Directors of the Company adopted the Company’s 2011 Stock Option Plan (the “2011 Plan”). A total of 5,000,000 shares of the Company’s common stock are available for issuance under the 2011 Plan.

On November 14, 2011, the Company granted stock options to purchase a total of 3,375,000 shares of common stock to various directors of the Company. The options were granted with an exercise price of $0.20 per share and expire on November 14, 2021. During the three months ended February 29, 2012, the Company recognized stock-based compensation of $216,563. The fair value of these stock options was estimated at the date of grant using the Black-Scholes option-pricing model assuming an expected life of 10 years, a risk-free rate of 2.04%, an expected volatility of 370%, and a 0% dividend yield. The weighted average fair value of stock options granted was $0.42 per option.

A summary of the Company’s stock option activity is as follows:

		Weighted	Aggregate
		Average	Intrinsic
	Number of	Exercise Price	Value
	Options	$	$
Outstanding, November 30, 2011	3,375,000	0.20	742,500
Granted	–	–	–
Outstanding, February 29, 2012	3,375,000	0.20	742,500
Exercisable, February 29, 2012	–	–	–

As at February 29, 2012, the weighted average remaining contractual life of the outstanding stock options is 9.72 years.

A summary of the status of the Company’s non-vested stock options as of February 29, 2012, and changes during the three months ended February 29, 2012, is presented below:

		Weighted Average
		Grant Date
	Number of	Fair Value
Non-vested stock options	Options	$

Non-vested at November 30, 2011	3,375,000	0.42

Vested	–	–

Non-vested at February 29, 2012	3,375,000	0.42

As at February 29, 2012, there was $1,164,844 of total unrecognized compensation cost related to non-vested stock option agreements. The cost is expected to be recognized over a weighted average period of 2.71 years.

10.	Share Purchase Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

		Exercise
	Number of	Price
	Warrants	$
Balance, November 30, 2011	2,500,000	0.25
Issued	–	–
Balance, February 29, 2012	2,500,000	0.25

11.	Segment Disclosures

The Company operates in one operating segment, which is the acquisition and exploration of oil and gas resources and mineral resources. The Chief Executive Officer is the Company’s Chief Operating Decision Maker (“CODM”) as defined by ASC 280, Segment Report. The CODM allocates resources and assesses the performance of the Company based on the results of operations.

12.	Subsequent Event

On March 15, 2012, the Company obtained an unsecured non-interest bearing promissory note of $20,000 USD, due on demand.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The Company is engaged in the business of acquisition and exploration of mineral and resource properties. We were incorporated on October 17, 2001 under the laws of the State of Nevada. Our principal office is located at 421 – 9th Street, Manhattan Beach, CA, 90266. Our phone number is 424-247-9261. Our facsimile number is 310-374-9385.

The Company filed a Certificate of Amendment to its articles of incorporation with the Secretary of State of Nevada changing the name of the Company from Texada Ventures Inc. to Black Sea Metals, Inc. effective November 2, 2011. The Company’s common stock, previously quoted on the OTCBB under the ticker symbol “TXVN”, began trading under the ticker symbol “BLAK,” effective November 7, 2011.

OUR BUSINESS

On September 15, 2011, the Company entered into an Earn In Agreement (the “Karasu Earn In Agreement”), with Anadolun Madencilik Ltd. Sti., a limited company under the provisions of the Turkish Commercial Code (“Anadolun”), under which the Company may acquire or earn 95% of Anadolun’s interest in Anadolun’s Karasu Rare Earth Metals Project located in Sakarya Province, Turkey (the “Karasu Property”). On December 31, 2011, the Company entered into a lease agreement under which the Company acquired the right to earn a 95% of Anadolun’s interest in the Karasu Property (the “Karasu Lease Agreement”). The Karasu Earn in Agreement was amended on December 31, 2011 by the Amendment No. 1 to the Karasu Earn In Agreement (the “Karasu Earn In Agreement Amendment”). Pursuant to the Karasu Earn In Agreement, as amended by the Karasu Earn In Agreement Amendment, and the Karasu Lease Agreement, the Company can earn a 95% interest in the Karasu Property by satisfying certain conditions listed below (See Recent Corporate Developments - “Properties”).

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

We have not earned any revenues to date. Our plan of operation is to continue to carry out exploration work on the Peek Claims and the Karasu Property in order to ascertain whether they possess commercially exploitable mineral deposits. We are presently in the exploration stage of our business and we can provide no assurance that commercially viable mineral deposits exist on our current or targeted claims, that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs. We will not be able to determine whether or not our current or targeted mineral claims contain commercially exploitable deposits, or reserves, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability.

We have not generated any revenues from operations and are dependent upon obtaining financing to pursue our plan of operation, including the transactions contemplated under the Karasu Earn In Agreement as amended by the Karasu Earn In Agreement Amendment. We can give no assurance that we will be successful in obtaining financing on terms that are acceptable to us, if at all.

RECENT CORPORATE DEVELOPMENTS

Properties

On May 20, 2011, we entered into a term sheet (the “Term Sheet”), with Anadolun, which outlined the general terms and conditions pursuant to which the Company and Anadolun agreed to enter into a definitive option under which the Company may acquire or earn 95% of Anadolun’s interest in Karasu Property. Under the Term Sheet, the Company advanced Anadolun $200,000 to fund certain expenditures related to the Karasu Property, in consideration for the obligations under the Term Sheet. Effective July 1, 2011, the Company and Anadolun entered into an amending agreement to the Term Sheet, in order to provide additional time to negotiate and finalize the definitive agreement and to close the transaction. On September 15, 2011, the Company and Anadolun entered into the Karasu Earn In Agreement pursuant to which, among other things, the Company, upon the fulfillment of certain conditions specified in the Karasu Earn In Agreement, will be granted the sole and exclusive right to earn a 95% interest representing a percentage of the net value of minerals mined or extracted, saved and sold or removed for disposal without sale from the Karasu Property. The Term Sheet, amending agreement and Karasu Earn In Agreement, are further described in the current reports filed by the Company on Form 8-K on May 25, 2011, July 6, 2011, September 15, 2011, respectively.

On September 15, 2011, we entered into the Karasu Earn In Agreement pursuant to which, among other things, the Company, upon the payment of certain obligations specified in the Karasu Earn In Agreement, will be granted the sole and exclusive right to a 95% interest in the net value of minerals mined or extracted, saved and sold or removed for disposal without sale from the Karasu Property. Under the Karasu Earn In Agreement, the Company can earn a 95% interest in the Karasu Property, by incurring $1,000,000 in exploration expenditures (in aggregate) on the Karasu Property, issuing 6,000,000 shares of common stock of the Company (in aggregate) to Anadolun, and paying Anadolun $1,000,000 (in aggregate), $200,000 of which was paid in the form of the Bridge Loan, to fund certain expenditures related to the Karasu Property.

Under the Karasu Earn In Agreement, the Company and Anadolun agreed to form Karasu Holdings Ltd. Sti., a limited company incorporated under the laws of the Republic of Turkey (“Karasu Holdco”), to be equally owned by the Company and Anadolun. Once Karasu Holdco is organized, Anadolun will transfer its interest in the Property, evidenced by license, 201100864 and License Type IV (the “License”), to Karasu Holdco. Once the License is transferred, the Company, Anadolun and Karasu Holdco will enter into the Lease Agreement.

On December 31, 2011, the Company, Anadolun and Karasu Holdco entered into the Karasu Lease Agreement and the Company and Anadolun entered into the Karasu Earn In Agreement Amendment to conform with the terms of the Karasu Lease Agreement. Under the terms of the Karasu Earn In Agreement, as amended by the Karasu Earn In Agreement Amendment and the Karasu Lease Agreement, the parties agreed as follows:

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

(d)	Karasu Holdco shall serve as Operator (as defined in the Karasu Earn In Agreement Amendment) of the Karasu Property;

(e)

The parties will establish a Project Team (as defined in the Karasu Lease Agreement) to develop and approve an Exploration Budget, Work Plan (detailing exploration, development and work on the Karasu Property)(as defined in the Karasu Lease Agreement) and make decisions related to the Karasu Property;

(f)	Each of Anadolun and the Company will have the right to appoint two representatives to the Project Team;

(g)	Karasu Holdco, as Operator, will have certain obligations under the Lease Agreement, including implementing the Work Plan and assisting with establishment of the Exploration Budget;

(h)	The Company will fund the Exploration Expenditures (as defined in the Karasu Lease Agreement) as contemplated in the Lease Agreement and as follows:

(A)	$250,000 on or before the first anniversary date of the Closing Date (as defined below),

(B)	$250,000 on or before the second anniversary date of the Closing Date, and

(C)	$500,000 on or before the third anniversary date of the Closing Date;

(i)

Anadolun shall pay the balance of the required funds in a timely way according to an approved schedule of advances or within the time limits contemplated in the Agreement for the payment of invoices for Exploration Expenditures;

(j)

If Anadolun fails to contribute its portion of the Exploration Expenditures, then the Company, shall advance additional funds towards the Exploration Expenditures and such additional advances shall be (a) carried forward to the succeeding period and qualify as Exploration Expenditures for such succeeding period or (b) loan funds to Anadolun to satisfy Anadolun’s obligations to fund Exploration Expenditures. The Company may offset payments payable to Anadolun under Cash Payments or Share Issuances under the Earn In Agreement;

(k)

Karasu Holdco reserves for the benefit of the Company as a retained interest in the License, the Karasu Royalty Interest (as defined in the Karasu Lease Agreement), upon payment of Cash Consideration ($1,000,000 in aggregate paid $250,000 within 30 days of the Closing Date, $200,000 of which shall be in the form of the Bridge Loan; $250,000 on or before the second anniversary date of the Closing Date, and $500,000 on or before the third anniversary date of the Closing Date), Share Issuances (6,000,000 shares of common stock paid 2,000,000 common shares (“Shares”) of the Company within 10 days of the Closing Date, 2,000,000 Shares on or before the second anniversary date of the Closing Date, and 2,000,000 Shares on or before the third anniversary date of the Closing Date) and Exploration Expenditures, as described in the Earn In Agreement; and

(l)	The Karasu Lease Agreement contains dispute resolution provisions.

The parties closed the transactions on January 5, 2012 (the “Closing Date”).

The descriptions of the Karasu Earn In Agreement Amendment and the Karasu Lease Agreement are qualified in their entirety by copies of the agreements attached to the Current Report on Form 8-K, as Exhibits 99.1 and 99.2, respectively and filed with the SEC on January 5, 2012. The description of the Karasu Earn In Agreement is qualified in its entirety by the disclosure in the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2011.

Appointment of New Officers and Directors

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

Stock Option Plan

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

Options Granted Under the Plan

On November 14, 2011, Alastair S. Neill, President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer and a director of the Company was granted an option to purchase 1,000,000 shares of common stock of the Company under the Plan at an exercise price of $0.20 per share, which stock option shall vest based on the following schedule: 333,333 shares of common stock of the Company, 12 months after the date of the grant; 333,333 shares of common stock of the Company, 24 months after the date of the grant; and 333,334 shares of common stock of the Company, 36 months after the date of the grant.

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

Our current plan of operation is to continue exploration work on our mineral properties and funding our obligations under the Karasu Earn In Agreement, as amended by the Karasu Earn In Agreement Amendment, and the Karasu Lease Agreement, as described below, while seeking other business opportunities or projects which would return sufficient shareholder value. We believe the acquisition of a 95% interest in the Karasu Property presents such an opportunity to increase shareholder value in the Company.

During the exploration stage, Alastair Neill, our President, Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer, Dr. Veltheer, Mr. MacPherson and Mr. Pekeler, will only be devoting approximately twenty hours per week of their time to our business. We do not foresee this limited involvement as negatively impacting the Company over the next twelve months. All exploratory work on our Yukon mining properties, if any, is being performed by our geological consultant, Mr. Timmins, who contracts with appropriately experienced parties to complete work programs. All exploratory work on our Turkish mining properties will be conducted by our partner, Anadolun. However, if as a result of our acquisition efforts, the demands of our business require more business time of Mr. Neill or Dr. Veltheer, such as raising additional capital or addressing unforeseen issues with regard to our exploration efforts, they are prepared to adjust their timetable to devote more time to our business. In addition, we may recruit additional officers and/or directors and hire employees or additional consultants to assist us in the development of our business.

Mineral Properties

Peek Claims

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

Our decision to proceed to Phase IV of our initial exploration program will be made based on factors such as other business opportunities, the final assay results and the recommendations of our geologist, the grades of any mineralization found, the size and extent of the mineralized zones, and the strength of metal prices in international markets. Phase IV is currently estimated to cost $120,000. Given our current working capital situation, the costs of implementing Phase IV of our exploration program, and our focus of closing the transactions contemplated in the Earn In Agreement with Anadolun in respect to the Karasu Property, we currently do not anticipate implementing Phase IV at this time. See “Liquidity and Capital Resources” below. We intend to maintain the Peek Claims pending a further exploration program decision.

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

Under the Karasu Earn In Agreement, we can earn a 95% interest in the net value of minerals mined or extracted, saved and sold or removed for disposal without sale from the Karasu Property upon satisfaction of certain conditions. Under the terms of the Karasu Lease Agreement, a project team (the “Project Team”) will be established to, among other things, develop an expenditure budget which shall include estimates for projected funding requirements during the earn in period under the Karasu Earn In Agreement and estimates of funding reasonably required to complete assessment work and pay such rentals, maintenance fees, taxes or other payments and do all such other things from the expenditure budget as may be necessary to maintain the Karasu Property and the License in good standing, including, without limitation, staking, restaking, and surveying mining claims, and applying for licenses, leases, grants, concessions, permits, patents and other rights to and interests in minerals in, or under the Karasu Property; consider and approve and, as applicable, develop all exploration programs, work programs, any feasibility study, mining plans and amendments thereto; review and approve a monthly expenditure report; review and approve annual ore reserve and resource estimates prepared by Anadolun. Anadolun shall serve as the operator of the Karasu Property and subject to the decisions of the Project Team, will have full, complete and exclusive control, charge and supervision of the Karasu Property and sole and exclusive right and authority to supervise, manage and carry out all operations, which shall include, among other things, every kind of work done by Anadolun on or in respect of the Karasu Property to plan, arrange, carry out or complete work contemplated by work programs, exploration programs and operating plans, including, without limitation, investigation, prospecting, exploring, and developing. The description of the terms of the Earn In Agreement Amendment and the Karasu Lease Agreement are qualified in their entirety by reference to exhibits 99.1 and 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2011 and January 5, 2012.

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

3)	conduct a 300-400 sample geochemical surface sampling program and subsequently develop element- by-element geochemical maps

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

Planned Expenditures

We anticipate that we will require capital for the following expenses over the next twelve months relating to our continued operations:

Planned Expenditures over the
Next Twelve Months
Category	(US$)
General and Administrative Expenses	$150,000
Anadolun Payments (Earn In Agreement)	$370,000
Professional Fees	$150,000
TOTAL 12-MONTH BUDGET	$670,000

Pursuant to the terms of the Karasu Earn In Agreement, as amended by the Karasu Earn In Agreement Amendment and the Karasu Lease Agreement, we have funding and payment obligations as follows:

a)	paying to Anadolun or its designee,

	(i)	$250,000 within 30 days of the Closing Date, ($250,000 of which has already been paid)

	(ii)	$250,000 on or before the second anniversary date of the Closing Date, and

	(iii)	$500,000 on or before the third anniversary date of the Closing Date;

b)	allotting and issuing to Anadolun or its designee, as fully paid and non-assessable:

	(i)	2,000,000 Shares of the Company within 10 days of the Closing Date (has already been issued)

	(ii)	2,000,000 Shares on or before the second anniversary date of the Closing Date, and

	(iii)	2,000,000 Shares on or before the third anniversary date of the Closing Date; and

c)	funding Exploration Expenditures approved by the Project Team of $1,000,000 on the Karasu Property under the terms of the Lease Agreement as follows:

	(i)	$250,000 on or before the first anniversary date of the Closing Date,

	(ii)	$250,000 on or before the second anniversary date of the Closing Date, and

	(iii)	$500,000 on or before the third anniversary date of the Closing Date

As of February 29, 2012, we had accounts payable of $177,868 and accrued liabilities of $26,914, all of which are payable in the next 12 months. As of February 29, 2012, we had promissory notes with an aggregate principal amount of $87,500, outstanding and $35,244 due to related parties. Each of these are due and payable on demand or within the next 12 months. As of February 29, 2012, we had cash on hand of $400 and a working capital deficit of $327,126. We estimate that we will need additional financing of nearly $997,126 to fund exploration, operating expenses and our working capital deficit.

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

Critical Accounting Policies

Critical accounting policies, the policies the Company believes are most important to the presentation of its financial statements and require the most difficult, subjective and complex judgments, are outlined below, are also disclosed in the Company’s Form 10-K as filed with the SEC on March 14, 2012, and have not changed significantly.

Mineral Property Costs

The Company is engaged in the acquisition, exploration and development of mineral properties. Mineral property acquisition costs are initially capitalized and continue to capitalized when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property exploration costs are expensed as incurred if the criteria for capitalization are not met. In the event that a mineral property is acquired through the issuance of the Company’s shares, the mineral property will be recorded at the fair value of the respective property or the fair value of common shares, whichever is more readily determinable.

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

Revenue and Expenses

Summary	Three Months	Three Months
	Ended February	Ended February
	29	28
	2012	2011
Revenue	-	-
Operating Expenses	$260,591	$39,732
Net Income (Loss) From Operations	$(260,591)	$(39,732)

Summary of Revenue

We have not earned any revenues to date. Our plan of operation, in regards to mineral properties, is to fund our obligations under the Karasu Earn In Agreement, as amended by the Karasu Earn In Agreement Amendment, and, as warranted, continue to carry out exploration work on our claims in order to ascertain whether they possess commercially exploitable quantities of mineral deposits and to explore acquisition opportunities for acquisitions. We do not anticipate earning revenues until such time as we are able to locate and process commercially exploitable levels of mineral resources on our properties or acquire commercially viable or producing properties.

We are presently in the exploration stage of our business and we can provide no assurance that a commercially viable mineral deposit exists on our claims or that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs. We will not be able to determine whether or not our mineral claims contain a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability. Also, we cannot assure you that we will be successful in closing the transactions contemplated in the Earn In Agreement, as amended by the Karasu Earn In Agreement Amendment, with Anadolun in respect to the Karasu Property or that we will be able to acquire any other commercially viable properties or, if acquired, that we will be able to develop or operate any acquired property in a profitable manner.

Summary of Expenses

Our expenses for the three months ended February 29, 2012 and February 28, 2011, consisted of the following:

	Three Months	Three Months
	Ended February 29	Ended February 28
	2012	2011
Expenses (Operating Expenses)
Consulting	$219,543	$3,000
General and administrative	$36,935	$33,102
Loss on foreign exchange	$4,113	$3,630

Other Income (Expense)
Accretion of discount on convertible debentures	-	$(715)
Interest income	-	-
Interest on convertible debentures	-	$(6,896)
Interest on promissory notes	-	$(1,973)
Interest on related party loans	-	-
Recovery of loan receivable	-	$13,881
Gain on settlement of debt	-	$328,877

For the three months ended February 29, 2012, our operating expenses increased from the same period in 2011 by $220,859. This increase in operating expenses is primarily due to an increase in consulting expenses of $216,543 due to costs related to due diligence and negotiating the Karasu Earn In Agreement, as amended by the Karasu Earn In Agreement Amendment and the Karasu Lease Agreement with Anadolun.

We anticipate that operating expenses will increase as our activities and commitments under the Karasu Earn In Agreement, as amended by the Karasu Earn In Agreement Amendment, and the Karasu Lease Agreement increase. We may also add additional officers and directors with expertise to assist us with our business.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital Summary	At February 29,	At November 30,
	2012	2011
Current Assets	$400	$54,123
Current Liabilities	$(327,526)	$(295,353)
Working Capital (Deficit)	$(327,126)	$(241,230)

Summary of Cash Flows
	Three Months	Three Months
	Ended February	Ended February
	29	28
	2012	2011
Net Cash Used In Operating Activities	$(11,855)	$(16,601)
Net Cash (Used In) Provided by Investing Activities	$(41,868)	$13,881
Net Cash Provided By Financing Activities	-	-
Net Increase (Decrease) In Cash During Period	$(53,723)	$(2,720)

As at February 29, 2012, we had cash of $400 and a working capital deficit of $327,126. The increase in our working capital deficit at February 29, 2012 from our year ended November 30, 2011 is primarily a result of increased costs associated with the Karasu Earn In Agreement and the appointment of our executive team.

On April 10, 2007, the Company issued a 6% convertible debenture with a principal amount of $200,000, which was due and payable on December 31, 2008. On December 18, 2008, the Company entered into an amendment to the convertible debenture to extend the maturity date of the note from December 31, 2008 to December 31, 2010. On December 31, 2010, the Company entered into another amendment to the convertible debenture to extend the maturity date of the note from December 31, 2010 to June 30, 2011. On September 28, 2011, the Company entered into another amendment to the convertible debenture to extend the maturity date of the note from June 30, 2011, to December 31, 2011. On November 25, 2011, the Company negotiated to settle a debt settlement agreement with the holder of the convertible note. It was negotiated for interest to cease accruing on October 31, 2011. Pursuant to the agreement, the Company agreed to settle the $200,000 convertible note and $72,143 accrued interest by issuing 1,360,715 shares of the Company’s common stock with a fair value of $340,179 on November 30, 2011

As at the Company’s fiscal year end of November 30, 2011, the Company had two 6% convertible debentures outstanding with principal amounts totaling $260,000 due and payable on December 31, 2010. Both of the convertible debentures were settled during the fiscal quarter ended February 29, 2012.

On November 19, 2007, the Company issued a 6% convertible debenture with a principal amount of $110,000, which was due and payable on December 31, 2008. Interest is payable semi-annually beginning on May 31, 2008, and thereafter on May 31st and November 30th of each year, payable at the option of the Company in cash or shares. On December 18, 2008, the Company entered into an amendment to the convertible debenture to extend the maturity date of the note from December 31, 2008 to December 31, 2010. On October 29, 2010, the Company negotiated to settle a debt settlement agreement with the holder of the convertible note. Pursuant to the agreement, the Company agreed to settle the $110,000 convertible note and $24,052 accrued interest by issuing 670,262 shares of the Company’s common stock. It was negotiated for interest to cease accruing on October 1, 2010. On January 4, 2011, the Company issued 670,262 shares to the convertible note holder.

On March 11, 2008, the Company issued a 6% convertible debenture with a principal amount of $150,000, which was due and payable on December 31, 2008. Interest is payable semi-annually beginning on May 31, 2008, and thereafter on May 31st and November 30th of each year, payable at the option of the Company in cash or shares. On December 18, 2008, the Company entered into an amendment to the convertible debenture to extend the maturity date of the note from December 31, 2008 to December 31, 2010. On September 8, 2011, the Company entered into a debt settlement agreement with the holder of the note. The Company negotiated to settle the $150,000 convertible note and $40,582 accrued interest by issuing 952,910 shares of the Company’s common stock with a fair value of $76,233 on September 29, 2011.

As of February 29, 2012, we had promissory notes in the principal amount of $87,500 outstanding, which are due and payable on demand.

As of February 29, 2012, we had cash on hand of $400 and a working capital deficit of $327,126. We estimate that we will need additional financing of nearly $997,126 to fund exploration, operating expenses and our working capital deficit.

On March 15, 2012, subsequent to the period covered by this quarterly report, the Company obtained an unsecured non-interest bearing promissory note of $20,000, due on demand.

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

Our auditors expressed substantial doubt regarding our ability to continue as a going concern related to our financial statements for the year ended November 30, 2011, and these circumstances have not improved. The factors related to the determination of our ability to continue as a going concern include our working capital deficit, lack of foreseeable revenues from operations, need for additional capital to maintain our interest in the Peek Claims and complete the transactions contemplated by the Karasu Earn In Agreement, as amended by the Karasu Earn In Agreement Amendment, with Anadolun, and need for additional capital to fund our general and administrative requirements. Our ability to continue as a going concern is dependent on our ability to raise additional capital, complete an acquisition and conduct successful exploration activities on our properties and drive appreciation in the value of our exploration properties and assets. There is substantial doubt regarding our ability to continue as a going concern, and if we are unable to raise additional capital in a timely manner in an amount sufficient to close our acquisition of a 95% interest in the Karasu Property, we may be required to sell our Peek Claims or permit such claims to lapse. As a result, we may be forced to discontinue operations.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision of, and with the participation of, the Company’s management, including the Chief Executive Officer / Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer / Chief Financial Officer has concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, due to material weaknesses in internal controls over financial reporting as described in our Form 10-K filed on March 14, 2012, the Company’s disclosure controls and procedures were not adequately designed and were not effective in ensuring that information required to be disclosed by the Company in its reports that it files or submits to the SEC under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in applicable rules and forms.

Management has taken steps to address the material weaknesses previously identified. We engaged legal counsel who is experienced and qualified to practice before the SEC, who actively reviewed Company events and major transactions to advise management on appropriate disclosure of those events and transactions. In addition, we have engaged Lancaster & David to provide accounting consulting services and to assist in the preparation of our financial statements. Company filings with the SEC are reviewed by the Board of Directors, our management, and our SEC legal firm for proper and complete disclosure. Although the lack of sufficient working capital has had an adverse effect on significant improvement in disclosure controls and procedures, management believes that internal control over financial reporting in the future will improve the results of its evaluation of disclosure controls.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit
Number	Description of Exhibits

10.1	Earn In Agreement, dated September 15, 2011 (filed as Exhibit 99.1 to the Current Report on 8-K filed with the SEC on September 15, 2011)

10.2	Lease and Operating Agreement dated December (filed as Exhibit 99.2 to the Current Report on 8-K filed with the SEC on January 5, 2012)

10.3	Amendment No. 1 to the Karasu Earn In Agreement (filed as Exhibit 99.1 to the Current Report on 8-K filed with the SEC on January 5, 2012)

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_____________________________________

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK SEA METALS, INC.

By:	/s/ Alastair Neill
Alastair Neill
Chief Executive Officer, Chief Financial Officer
President, Secretary, Treasurer and Director
(Principal Executive Officer
and Principal Accounting Officer)

Date:	April 16, 2012