Form 10-Q
period 2012-05-31
Black Sea Metals Inc.
filed 2012-07-23
CIK 1174907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012 OR

[_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission file number: 000-51563

BLACK SEA METALS, INC.
(Exact Name of Registrant as Specified in its Charter)

NEVADA	98-0374224
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Congress Avenue, Suite 1540
Austin, Texas	78701
(Address of Principal Executive Offices)	(Zip Code)

(512) 487-7434
(Registrant’s Telephone Number, including Area Code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      [X] Yes      [_] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      [X] Yes      [_] No

Indicate by check mark whether the Registrant is [_] a large accelerated filer, [_] an accelerated file, [_] a non-accelerated filer, or [X] a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)       [X] Yes      [_] No

Number of shares of issuer’s common stock outstanding as of July 23, 2012: 35,127,478

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended May 31, 2012 are not necessarily indicative of the results that can be expected for the year ending November 30, 2012.

As used in this Quarterly Report on Form 10-Q, the terms "we", "us", "our", “the Company”, “Texada” mean Black Sea Metals, Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report on Form 10-Q are in U.S. dollars unless otherwise stated.

Black Sea Metals Inc.
(An Exploration Stage Company)

May 31, 2012

Black Sea Metals Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	May 31,	November 30,
	2012	2011
	(unaudited)
ASSETS
Current Assets
Cash	$2,850	$54,123
Total Current Assets	2,850	54,123
Deposit on mineral property option	–	200,000
Investment	–	8,132
Mineral property option (Note 3(b))	770,000	–
Total Assets	$772,850	$262,255

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable (Note 4(a))	$214,947	$168,221
Accrued liabilities	951	5,208
Due to related parties (Note 4(b))	34,706	34,424
Promissory notes payable (Note 5)	107,500	87,500
Total Current Liabilities	358,104	295,353
Nature of Operations and Going Concern (Note 1)
Subsequent Event (Note 12)
Stockholders’ Equity (Deficit)
Preferred stock, 100,000,000 shares authorized, $0.001 par value;
None issued and outstanding	–	–
Common stock, 200,000,000 shares authorized, $0.001 par value;
35,127,478 shares issued and outstanding (November 30, 2011 – 33,127,479 shares) (Note 8)	35,127	33,127
Additional paid-in capital	2,208,277	1,272,502
Common stock subscribed	90,000	90,000
Deficit accumulated during the exploration stage	(1,918,658)	(1,428,727)
Total Stockholders’ Equity (Deficit)	414,746	(33,098)
Total Liabilities and Stockholders’ Equity (Deficit)	$772,850	$262,255

(The accompanying notes are an integral part of these financial statements)

Black Sea Metals Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Accumulated from
	October 17, 2001	For the	For the	For the	For The
	(Date of	Six Months	Six Months	Three Months	Three Months
	Inception)	Ended	Ended	Ended	Ended
	to May 31,	May 31,	May 31,	May 31,	May 31,
	2012	2012	2011	2012	2011

Revenue	$–	$–	$–	$–	$–

Operating Expenses
Amortization	798	–	–	–	–
Consulting (Note 9)	690,869	423,785	8,162	204,242	5,162
Exploration costs	20,091	–	–	–	–
General and administrative	859,459	67,098	50,693	30,163	17,591
Loss (gain) on foreign exchange	6,617	(952)	5,157	(5,065)	1,527
Mineral property exploration	3,747	–	–	–	–
Total Operating Expenses	1,581,581	489,931	64,012	229,340	24,280
Loss from Operations	(1,581,581)	(489,931)	(64,012)	(229,340)	(24,280)
Other Income (Expense)
Accretion of discount on convertible debentures	(234,000)	–	(715)	–	–
Interest income	4,022	–	151	–	151
Interest on convertible debentures	(169,912)	–	(13,946)	–	(7,050)
Interest on promissory notes	(72,353)	–	(3,989)	–	(2,016)
Interest on related party loans	(8,500)	–	–	–	–
Gain on settlement of debt	597,538	–	328,877	–	–
Loss on disposal of equipment	(2,075)	–	–	–	–
Loss on write down of note receivable	(86,797)	–	–	–	–
Loss on write down of oil and gas deposit	(365,000)	–	–	–	–
Recovery for loan receivable (Note 7)	–	–	34,702	–	20,821
Total Other Income (Expense)	(337,077)	–	345,080	–	11,906
Net (Loss) Income	$(1,918,658)	$(489,931)	$281,068	$(229,340)	$(12,374)

Net (Loss) Income Per Share – Basic and Diluted		$(0.01)	$0.01	$(0.01)	$–

Weighted Average Shares Outstanding		34,734,036	26,556,051	35,127,478	27,623,936

(The accompanying notes are an integral part of these financial statements)

Black Sea Metals Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Accumulated from	For the	For the
	October 17, 2001	Six Months	Six Months
	(Date of Inception)	Ended	Ended
	to May 31,	May 31,	May 31,
	2012	2012	2011
Operating Activities

Net (loss) income	$(1,918,658)	$(489,931)	$281,068

Adjustments to reconcile net loss (income) to net cash used in operating activities:
Accretion of convertible debt discount	234,000	–	715
Amortization	798	–	–
Gain on settlement of debt	(597,538)	–	(328,877)
Loss on disposal of equipment	2,075	–	–
Provision for loan receivable	–	–	(34,702)
Stock-based compensation	453,869	417,775	–
Write-off of oil and gas deposit	365,000	–	–

Changes in operating assets and liabilities:
Accrued interest receivable	–	–	(151)
Note receivable	(9,876)	–	–
Prepaid expenses	–	–	(1,324)
Accounts payable and accrued liabilities	488,105	42,469	30,071
Due to related parties	85,048	282	670

Net Cash Used in Operating Activities	(897,177)	(29,405)	(52,530)

Investing Activities
Advance of bridge loan	–	–	(100,000)
Mineral property option payments	(250,000)	(50,000)	–
Acquisition of oil and gas interests	(365,000)	–	–
Recovery of note receivable	–	–	34,702
Investment	–	8,132	–
Purchase of equipment	(2,873)	–	–

Net Cash Used In Investing Activities	(617,873)	(41,868)	(65,298)

Financing Activities
Proceeds from common stock subscribed	90,000	–	125,000
Advances from related party loan	50,000	–	–
Repayment of related party loan	(50,000)	–	–
Proceeds from convertible debentures	585,000	–	–
Proceeds from promissory notes payable	472,500	20,000	–
Proceeds from issuance of common stock	370,400	–	–

Net Cash Provided by Financing Activities	1,517,900	20,000	125,000

Increase (Decrease) in Cash	2,850	(51,273)	7,172

Cash - Beginning of Period	–	54,123	2,720

Cash - End of Period	$2,850	$2,850	$9,892

Supplemental Disclosures
Interest paid	$8,500	$–	$–
Income taxes paid	$–	$–	$–

Non-cash Investing and Financing Activities
Shares issued to settle debt	$638,134	$–	$112,997
Shares issued for mineral property option	$520,000	$520,000	$–

(The accompanying notes are an integral part of these financial statements)

Black Sea Metals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2012
(Expressed in US dollars)
(Unaudited)

1.	Nature of Operations and Going Concern

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at May 31, 2012, the Company has a working capital deficit of $355,254 and has accumulated losses of $1,918,658 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As at May 31, 2012, management anticipates that the minimum cash requirements to fund its proposed exploration program and continued operations for the next twelve months will be $670,000. Accordingly, the Company does not have sufficient funds to meet planned expenditures over the next twelve months, and will need to seek additional debt or equity financing to meet its planned expenditures. There is no assurance that the Company will be able to raise sufficient cash to fund its future exploration programs and operational expenditures.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at May 31, 2012, and the results of its operations and cash flows for the fiscal periods ended May 31, 2012 and 2011. The results of operations for the three months and the six months ended May 31, 2012, are not necessarily indicative of the results to be expected for future quarters or the full year.

Black Sea Metals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2012
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

The Company computes earnings (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at May 31, 2012, the Company has 5,750,000 potentially dilutive securities outstanding. At May 31, 2012 and 2011, the effect of the Company’s outstanding common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

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

Black Sea Metals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2012
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

g)	Long-lived Assets

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

Black Sea Metals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2012
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of May 31, 2012, as follows:

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance as of
	Instruments	Inputs	Inputs	May 31,
	(Level 1)	(Level 2)	(Level 3)	2012

Assets:
Cash and cash equivalents	$2,850	$–	$–	$2,850

Total assets measured at fair value	$2,850	$–	$–	$2,850

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

Black Sea Metals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2012
(Expressed in US dollars)
(Unaudited)

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

$250,000 within 30 days of the Closing Date (paid);
$250,000 on or before the second anniversary date of the Closing Date; and
$500,000 on or before the third anniversary date of the Closing Date.

(b)	Issuing 6,000,000 common shares to the vendor:

2,000,000 common shares within 10 days of the Closing Date (issued);
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

Black Sea Metals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2012
(Expressed in US dollars)
(Unaudited)

4.	Related Party Transactions and Balances

a)	As at May 31, 2012, accounts payable includes $3,125 (November 30, 2011 - $3,125) owing to a former director for expenses incurred on the Company’s behalf.

b)

As at May 31, 2012, the Company is indebted to a Director of the Company for $20,000 (November 30, 2011 - $20,000) in consulting fees and $14,706 (November 30, 2011 - $14,424) of expenditures incurred on behalf of the Company. The amounts are unsecured, non-interest bearing and due on demand.

c)

The Company neither owns nor leases any real or personal property. The Chief Financial Officer provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.

5.	Promissory Notes Payable

a)	On March 15, 2012, the Company entered into a promissory note with a third party for $20,000, which is unsecured, non interest bearing and due on demand.

b)	On March 30, 2010, the Company entered into a promissory note with a third party for $60,000, which is unsecured, non interest bearing and due on demand.

c)	On February 15, 2010, the Company entered into a promissory note with a third party for $27,500, which is unsecured, non interest bearing and due on demand.

d)

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

e)

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

f)

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

g)

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

h)

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

Black Sea Metals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2012
(Expressed in US dollars)
(Unaudited)

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

Black Sea Metals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2012
(Expressed in US dollars)
(Unaudited)

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

Black Sea Metals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2012
(Expressed in US dollars)
(Unaudited)

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

During the six month period ended May 31, 2012, payments of $Nil (2011 - $34,702) were recovered and recorded as a recovery in other income.

8.	Common Stock

a)	On January 5, 2012, the Company issued 2,000,000 shares of common stock at a fair value of $0.26 per share pursuant to the Earn In Agreement and Lease Agreement described in Note 3(b).

b)

As at May 31, 2012, the Company has received subscriptions for 900,000 units at $0.10 per unit for total proceeds of $90,000. Each unit will consist of one share of common stock and one common share purchase warrant. Each warrant will be exercisable to acquire one share of common stock at an exercise price of $0.25 per share for a period of two years.

Black Sea Metals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2012
(Expressed in US dollars)
(Unaudited)

9.	Stock Options

Effective November 14, 2011, the Board of Directors of the Company adopted the Company’s 2011 Stock Option Plan (the “2011 Plan”). A total of 5,000,000 shares of the Company’s common stock are available for issuance under the 2011 Plan.

On November 14, 2011, the Company granted stock options to purchase a total of 3,375,000 shares of common stock to various directors of the Company. The options were granted with an exercise price of $0.20 per share and expire on November 14, 2021. As at May 31, 2012, 125,000 of these stock options were forfeited unvested. During the six months ended May 31, 2012, the Company recognized stock-based compensation of $417,775. The fair value of these stock options was estimated at the date of grant using the Black-Scholes option-pricing model assuming an expected life of 10 years, a risk-free rate of 2.04%, an expected volatility of 370%, and a 0% dividend yield. The weighted average fair value of stock options granted was $0.42 per option.

A summary of the Company’s stock option activity is as follows:

		Weighted	Aggregate
		Average	Intrinsic
	Number of	Exercise Price	Value
	Options	$	$
Outstanding, November 30, 2011	3,375,000	0.20
Granted	–	–
Forfeited	(125,000)	0.20
Outstanding, May 31, 2012	3,250,000	0.20	–

Exercisable, May 31, 2012	–	–	–

As at May 31, 2012, the weighted average remaining contractual life of the outstanding stock options is 9.46 years.

A summary of the status of the Company’s non-vested stock options as of May 31, 2012, and changes during the six months ended May 31, 2012, is presented below:

		Weighted Average
		Grant Date
	Number of	Fair Value
Non-vested stock options	Options	$
Non-vested at November 30, 2011	3,375,000	0.42

Vested	–	–
Forfeited	(125,000)	0.42
Non-vested at May 31, 2012	3,250,000	0.42

As at May 31, 2012, there was $911,131 of total unrecognized compensation cost related to non-vested stock option agreements. The cost is expected to be recognized over a weighted average period of 2.46 years.

10.	Share Purchase Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

		Exercise
	Number of	Price
	Warrants	$
Balance, November 30, 2011	2,500,000	0.25
Issued	–	–
Balance, May 31, 2012	2,500,000	0.25

Black Sea Metals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2012
(Expressed in US dollars)
(Unaudited)

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

On July 6, 2012, the Company issued an unsecured non-interest bearing promissory note for proceeds of CDN$10,000, due on demand.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The Company is engaged in the business of acquisition and exploration of mineral and resource properties. We were incorporated on October 17, 2001 under the laws of the State of Nevada. Our principal office is located at 401 Congress Avenue, Suite 1540 Austin, Texas, 78701. Our phone number is 512-487-7434. Our facsimile number is 512-681-9498.

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

Under the Karasu Earn In Agreement, the Company and Anadolun agreed to form Karasu Holdings Ltd. Sti., a limited company incorporated under the laws of the Republic of Turkey (“Karasu Holdco”), to be equally owned by the Company and Anadolun. Once Karasu Holdco is organized, Anadolun will transfer its interest in the Karasu Property, evidenced by license, 201100864 and License Type IV (the “License”), to Karasu Holdco. Once the License is transferred, the Company, Anadolun and Karasu Holdco will enter into the Lease Agreement.

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

Effective May, 25, 2012, David Brow resigned as a director of the Company. Mr. Brow’s resignation was not the result of any disputes, claims or issues with the Company.

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

On November 14, 2011, David Brow, a Director of the Company was granted an option to purchase 125,000 shares of common stock of the Company under the Plan at an exercise price of $0.20 per share, which stock option shall vest based on the following schedule: 41,666 shares of common stock of the Company, 12 months after the date of the grant; 41,666 shares of common stock of the Company, 24 months after the date of the grant; and 41,667 shares of common stock of the Company, 36 months after the date of the grant. David Brow resigned as a Director of the company on May 25, 2012. As a result, all unvested options granted to him were forfeited at that date.

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

Pursuant to the terms of the Karasu Earn In Agreement, as amended by the Karasu Earn In Agreement Amendment and the Karasu Lease Agreement, we have funding and payment obligations as follows:

a)	paying to Anadolun or its designee,

(i)	$250,000 within 30 days of the Closing Date, ($250,000 of which has already been paid),

(ii)	$250,000 on or before the second anniversary date of the Closing Date, and

(iii)	$500,000 on or before the third anniversary date of the Closing Date;

b)	allotting and issuing to Anadolun or its designee, as fully paid and non-assessable:

(i)	2,000,000 Shares of the Company within 10 days of the Closing Date (has already been issued),

(ii)	2,000,000 Shares on or before the second anniversary date of the Closing Date, and

(iii)	2,000,000 Shares on or before the third anniversary date of the Closing Date; and

c)	funding Exploration Expenditures approved by the Project Team of $1,000,000 on the Karasu Property under the terms of the Lease Agreement as follows:

(i)	$250,000 on or before the first anniversary date of the Closing Date,

(ii)	$250,000 on or before the second anniversary date of the Closing Date, and

(iii)	$500,000 on or before the third anniversary date of the Closing Date.

As of May 31, 2012, we had accounts payable of $214,947 and accrued liabilities of $951, all of which are payable in the next 12 months. As of May 31, 2012, we had promissory notes with an aggregate principal amount of $107,500 outstanding and $34,706 due to related parties. Each of these are due and payable on demand or within the next 12 months. As of May 31, 2012, we had cash on hand of $2,850 and a working capital deficit of $355,254. We estimate that we will need additional financing of nearly $1,025,254 to fund exploration, operating expenses and our working capital deficit.

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

Revenue and Expenses

Summary	Three Months	Three Months	Six Months	Six Months
	Ended May 31	Ended May 31	Ended May 31	Ended May 31
	2012	2011	2012	2011
Revenue	-	-		-
Operating Expenses	$229,340	$24,280	$489,931	$64,012
Net Income (Loss) From Operations	$(229,340)	$(24,280)	$(489,931)	$(64,012)

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

Summary of Expenses

Our expenses for the three and six months ended May 31, 2012 and 2011, consisted of the following:

	Three Months	Three Months	Six Months	Six Months
	Ended May 31	Ended May 31	Ended May 31	Ended May 31
	2012	2011	2012	2011
Expenses (Operating Expenses)
Consulting	$204,242	$5,162	$423,785	$8,162
General and administrative	$30,163	$17,591	$67,098	$50,693
Loss (gain) on foreign exchange	$(5,065)	$1,527	$(952)	$5,157
Other Income (Expense)
Accretion of discount on convertible debentures	-	$-	-	$(715)
Interest income	-	151	-	151
Interest on convertible debentures	-	$(7,050)	-	$(13,946)
Interest on promissory notes	-	$(2,016)	-	$(3,989)
Interest on related party loans	-	-	-	-
Recovery of loan receivable	-	$20,821	-	$34,702
Gain on settlement of debt	-	$-	-	$328,877

For the three months ended May 31, 2012, our operating expenses increased from the same period in 2011 by $205,060. This increase in operating expenses is primarily due to an increase in consulting expenses of $199,080, primarily due to stock based compensation for the consultants.

For the six months ended May 31, 2012, our operating expenses increased from the same period in 2011 by $425,919. This increase in operating expenses is primarily due to an increase in consulting expenses of $415,623 related to due diligence and negotiating the Karasu Earn In Agreement, as amended by the Karasu Earn In Agreement Amendment and the Karasu Lease Agreement with Anadolun and stock based compensation for consultants.

We anticipate that operating expenses will increase as our activities and commitments under the Karasu Earn In Agreement, as amended by the Karasu Earn In Agreement Amendment, and the Karasu Lease Agreement increase. We may also add additional officers and directors with expertise to assist us with our business.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital Summary	At May 31,	At November 30,
	2012	2011
Current Assets	$2,850	$54,123
Current Liabilities	$(358,104)	$(295,353)
Working Capital (Deficit)	$(355,254)	$(241,230)

Summary of Cash Flows

	Six Months Ended May 31
	2012	2011
Net Cash Used In Operating Activities	$(29,405)	$(52,080)
Net Cash (Used In) Provided by Investing Activities	$(41,868)	$(65,748)
Net Cash Provided By Financing Activities	$20,000	$125,000
Net Increase (Decrease) In Cash During Period	$(51,273)	$7,172

As at May 31, 2012, we had cash of $2,850 and a working capital deficit of $355,254. The increase in our working capital deficit at May 31, 2012 from our year ended November 30, 2011 is primarily a result of increased costs associated with the agreements related to the Karasu Property, the development of the Karasu Property and the appointment of our executive team.

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

As of May 31, 2012, we had promissory notes in the principal amount of $107,500 outstanding, which are due and payable on demand.

As of May 31, 2012, we had cash on hand of $2,850 and a working capital deficit of $355,254. We estimate that we will need additional financing of nearly $1,025,254 to fund exploration, operating expenses and our working capital deficit.

On March 15, 2012, the Company obtained an unsecured non-interest bearing promissory note of $20,000, due on demand.

On July 6, 2012, subsequent to the period covered by this quarterly report, the Company obtained an unsecured non-interest bearing promissory note of $10,000, due on demand.

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

Date: July 23, 2012